Form 10-K
period 1997-10-31
CONTINENTAL HERITAGE CORP
filed 1998-10-29
CIK 24055

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] Annual Report pursuant to Section 13 or 15(d) of THE SECURITIES EXCHANGE ACT of 1934 for the three fiscal years ended October 31, 1997.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from           to

                         Commission File Number 0-7633

                        CONTINENTAL HERITAGE CORPORATION
             (Exact name or Registrant as specified in its charter)

             Delaware                         75-1449332
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)


                   1020 Macon Street, Fort Worth, Texas 76102
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (817)429-6261

          Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class                   Name of Each Exchange
                                                 On Which Registered

                None                                    --

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.10 par value per share
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X

     Indicate by a check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sales price of June 30, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was $*.

     The number of shares outstanding of the registrant's common stock, $.10 par value, at September 30, 1998 was 1,373,860.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes          No

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

This Annual Report on Form 10-K has 36 pages.  The Exhibit Index is on page 31.


-----------------
*As stated in Item 5 of this Annual Report on Form 10-K there were no published quotations in the Pink Sheets for the registrant's common stock during the three fiscal years of the Registrant ended October 31, 1997 and the current fiscal year through August 31, 1998. The Registrant has been advised by the National Quotation Bureau, the publisher of the Pink Sheets, that there were no published quotations for such stock since October 31, 1994, the period covered by the last Annual Report on Form 10-K of Registrant. Accordingly, no aggregate market value for the stock held by non-affiliates can be provided.

                               TABLE OF CONTENTS


                                                                     Page No.

Item  1. BUSINESS                                                          4
Item  2. PROPERTIES                                                        9
Item  3. LEGAL PROCEEDINGS                                                 9
Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               9
Item  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS                                              9
Item  6. SELECTED FINANCIAL DATA                                          10
Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION                                         10
Item  7A QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         11
Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      12
Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                         29
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               29
Item 11. EXECUTIVE COMPENSATION                                           30
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   30
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   31
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K 32

                                     PART I

Item 1. BUSINESS.
      Introduction

     The last Annual Report on Form 10-K filed by Continental Heritage Corporation , which together with its subsidiaries is collectively referred to in this Annual Report as the "Registrant" unless otherwise indicated by the context, pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended ("Exchange Act"), was its Annual Report on Form 10-K for the fiscal year ended October 31, 1994. In that Annual Report and in prior Annual Reports, the Registrant reported a significant shortfall in its working capital causing it to rely on advances made to it by its principal shareholder to pay all of its expenses other than those related to office building in Hurst, Texas where rental revenues were sufficient to pay the expenses and debt service related to that building. In order to conserve its funds the Registrant did not file its Annual Reports for the years ended October 31, 1995 to October 31, 1997. As indicated below, the Registrant has entered into a letter of intent to acquire the outstanding shares of Encore International, Inc. ("Encore"), a recently organized company, which proposes to conduct a business of distributing through a network of distributors directly to retail customers pharmaceutical products that can be administered via a transdermal drug delivery through the skin from adhesive patches, other pharmaceutical and first aid products and homeopathic products. Under the terms of the letter of intent between Encore and the Registrant, the Registrant obligated itself to become current in its filings under the Exchange Act. In connection therewith, Encore loaned to the Registrant the sum of $20,000 which Registrant will use towards payment of professional fees incurred in bringing its periodic reports under the Exchange Act current.

     During the three fiscal years ended October 31, 1997, the Registrant continued to be engaged in various aspects of real estate business, such as management and investment in real properties. During November, 1994, the Registrant sold its quarter horses, resulting in the termination of that business activity. As a result, the Registrant's business consisted of the ownership of both an office building in Hurst, Texas and one undeveloped real property parcel. The Registrant has not been able to interest developers or financial institutions in assisting in the development of its undeveloped property.

     Manhattan National Properties, Inc. was acquired in 1989 in a tax free exchange for all of the stock in Manhattan National Properties, Inc. for 100,000 shares of common stock of the Registrant. The business of Manhattan National Properties, Inc. is the ownership and operation of an office building in Hurst, Texas at 951 W. Pipeline Road. This is a one story brick veneer building consisting of approximately 27,000 square feet.

     Registrant's executive offices are located at 1020 Macon Street, Fort Worth, Texas. These offices contain approximately 470 square feet of floor area and are leased at the present time on a month to month rental of $272.50.

During the three fiscal years ended October 31, 1997 and for the period of the current fiscal year to date, Registrant's income arose solely out of the rental revenues derived from the office building in Hurst, Texas.

     Although there are Federal, State and local statutes, regulations and ordinances relating to discharge of material into the environmental or otherwise relating to the environment including those concerning clear air, water and sewage, in Registrant's opinion none of these will materially or adversely affect the Registrant's contemplated use or development of its properties. In addition, Federal and State statutes and regulations have been enacted for the protection of the purchaser of the subdivided lands, including those covering financing of the purchase price, interest rates and disclosure or registered requirements. The Registrant does not believe that compliance with such statutes and regulations will materially or adversely affect any possible subdivision of any of its undeveloped property located in Forest Hill, Texas.

     The Registrant during the past several years has in general been able to meet its current obligations from rental revenues produced by the Hurst, Texas office building. The Registrant attempted to expand its business interest to act as a real estate agent but did not realize any income from such activity. All such efforts have been terminated.

     Registrant determined that owning and dealing in registered quarter horses was not profitable and terminated this business by selling all of such horses. Through October 31, 1994, the business of selling, breeding and training these horses was not a profitable enterprises. The Registrant sold the horses on November 29, 1994, for $45,000. A loss was incurred on such sale.

     Apollo Enterprises, Inc. (a wholly owned subsidiary of the Registrant) owns approximately 63 acres of undeveloped land in Forest Hill, Texas. It has tried to develop or sell the 63 acres in Forest Hill, Texas or find a joint venture partner to develop the property, but has not yet been successful in these efforts. There is not assurance that the Forest Hill property can be developed or sold in the near future.

     Apollo Realty, Inc. (a wholly owned subsidiary of the Registrant) was formed and incorporated in the State of Texas on August 5, 1987. It was formed so that the Registrant could actively pursue sale of commercial and residential properties other than properties owned by the Registrant and its subsidiaries . Although the Registrant felt that the commissions on such sales could be an important source of income, it was unable to effect any sales. The Registrant has terminated such activities.

     The Registrant considers the Hurst, Texas office building an excellent property for renovation and improvement for leases and/or sale. Substantial improvements have been made, but these improvements have been limited and primarily have been made when leases are signed and funds are available for financing. Leasing of space in this building has improved and rents have increased. The mortgage loan, which as of October 31, 1994 was in the principal amount of $151,001, and secured by a mortgage on the Hurst building, was paid off during the current fiscal year.

     Letter of Intent with Encore International, Inc.

As indicated above, and in the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 1998, as of September 3, 1998, a letter of intent dated August 27, 1998 was entered into among the Registrant, Walter G. Cook, its principal shareholder and President, Encore, a privately held company located in Oklahoma City, Oklahoma, and Lee Kaplan, a principal stockholder of Encore. Under the terms of the letter of intent, it is proposed that the Registrant acquire all of the outstanding common stock of Encore in exchange initially for 5,500,000 shares of the Registrant's common stock with an additional 2,000,000 shares issuable to the shareholders of Encore as follows: 1,000,000 shares to be issued to the original shareholders of Encore if the sales of the Registrant, on a consolidated basis, for the first calendar year following the transaction, equal or exceed $8,000,000 and, in the event that sales on a consolidated but non-cumulative basis for the second calendar year after the transaction equal or exceed $15,000,000, an additional 1,000,000 shares of the Registrant's common stock will be so issued.

     Encore is a recently organized company which has yet to conduct the business which it proposes to conduct. Encore has acquired certain assets described in the next sentence from Aspira 2000, Inc., a company which previously sold via a network of distributors directly to retail customers nutri-ceutical products and homeopathic products. The assets so acquired by Encore consist primarily of database and software programs used to maintain Aspira's distribution system, store market research data and genealogy tracking relative to products previously sold by it. Aspira 2000, Inc. is presently inactive. Encore intends to sell homeopathic products and nutri-ceutical products through a network of distributors directly to retail customers.

     Further, under the terms of the letter of intent, at or prior to the acquisition of the outstanding stock of Encore by the Registrant, the two properties owned by the Registrant, consisting of the office building in Hurst, Texas and approximately 65 undeveloped acres of realty in Forest Hill, Texas, and certain assets related to the properties, will be transferred to Walter G. Cook in satisfaction of the indebtedness of the Registrant to Walter G. Cook. As of October 31, 1997, such indebtedness consisted of $408,631.79 of principal and $369,369.48 of accrued interest or a total of $778,001.27 and is evidenced by a note of the Registrant and three subsidiaries of Registrant, Apollo Enterprises, Inc., Manhattan National Properties, Inc. and National Heritage Corporation. The note bears interest at the rate of 12% per annum. It is intended, at or prior to the acquisition of the outstanding shares of Encore, that the subsidiaries of the Registrant that own the aforementioned office building and 65 acres will borrow an aggregate of $150,000 to be secured by mortgages on each of such properties. Such funds will be used to reduce the outstanding debt of the Registrant to Walter G. Cook. Mr. Cook, in connection with the transfer of the office building and the Forest Hill property, will assume the obligations of the entities borrowing the $150,000 to repay the same to the lender.

     Consummation of the transactions involving the acquisition by the Registrant of the outstanding shares of Encore and the issue by it initially of 5,500,000 shares of its common stock, are conditioned upon the preparation, approval and execution of a definitive acquisition agreement between the Registrant and the holders of the outstanding capital stock of Encore.

Item 2. PROPERTIES.

     Reference is made to Item 1 of this Annual Report on Form 10-K for information concerning the properties of the Registrant.

Item 3. LEGAL PROCEEDINGS.

     There are no material legal proceedings pending against the Registrant or any of its subsidiaries.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS

     Market Information

     The principal United States market in which the Registrant's Common Stock has been traded in the past is the over-the-counter market. The Registrant has been advised by the National Quotation Bureau, LLC that during the three fiscal years ended October 31, 1997, and the current fiscal year through August 31, 1998, there were no bid or offer quotations for Registrant's Common Stock in the Pink Sheets published by it.

     Security Holders

     The approximate number of holders of record of the Registrant's Common stock as of September 30, 1998 was 232.

     Dividends
The payment of dividends, if any, in the future will be at the discretion of the Registrant's Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements and its financial condition. The Registrant has not paid dividends since its inception and has no intention of doing so in the near future.

Item 6. SELECTED FINANCIAL DATA

     Statement of Income Information:
                                     Year Ended October 31,

                            1997      1996      1995      1994      1993
Gross Revenues            $184,367  $177,513  $190,765  $170,982  $156,223

Net Income (Loss)            7,877       432    (3,690)  (61,817)  (64,815)

Net Income (Loss)
Per Share                      .01       .00      (.01)    (.045)     (.04)

Dividends declared
per common share                 -         -         -         -         -

     Balance Sheet Data:
                                                October 31,

                            1997      1996      1995      1994      1993
Total Assets              $774,249  $781,843  $821,132  $885,271  $907,869

Current Liabilities         60,587    75,293   123,128   115,056   110,391

Long Term Debt             778,908   778,293   770,376   838,900   804,346

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     During the five fiscal years of the Registrant ended October 31, 1997, all of Registrant's revenues were from the rentals derived from the operation of the Hurst, Texas office building. The revenues from the Hurst, Texas office building are only sufficient to pay the expenses and mortgage debt service related to that building, which mortgage debt was paid off April 1, 1998. All other funding requirements of the Registrant were provided by advances made to it by Walter G. Cook, its principal shareholder. Other than the payment to be made to Walter Cook out of the proceeds of a $150,000 mortgage loan secured by the two properties which Registrant hopes to secure, the Registrant has been unable to make payments of interest or principal on its debt to Mr. Cook. Since the Registrant has suffered continuing losses from its operations, unless the Registrant is able to sell off its current real estate holdings or find another source of capital, it will not be able to pay its debt to Mr. Coo k or be able to acquire other properties or assets to produce revenues. Accordingly, there is substantial doubt as to the Registrant's ability to continue as going concern.

     Management of the Registrant has for the past three years been engaged in a search for an acquisition that would add a viable business to Registrant so as to place it in a position to be able to continue as a going concern. Taking that need into consideration, Registrant has entered into the letter of intent with Encore as described in Item 1. Although Encore has yet to commence its business activities and is in the process of negotiating a financing to provide it with adequate working capital required to start its operations, the Registrant has been advised by Encore that it anticipates securing such financing so as to allow it start its business activities in the near future.

Item 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                        CONTINENTAL HERITAGE CORPORATION
                                      AND
                           CONSOLIDATED SUBSIDIARIES

                              FINANCIAL STATEMENTS

                  AS OF OCTOBER 31, 1997, 1996, 1995 AND 1994
                            AND FOR THE YEARS ENDED
                  OCTOBER 31, 1997, 1996, 1995, 1994 AND 1993

                          ALONG WITH AUDITORS' REPORT

June 10, 1998


To the Stockholders and Board of Directors of Continental Heritage Corporation and
Consolidated Subsidiaries
Fort Worth, Texas

                          Independent Auditor's Report

     We have audited the accompanying balance sheets of Continental Heritage Corporation and Consolidated Subsidiaries as of October 31, 1997, 1996, 1995 and 1994 and the related statements of income, stockholders' equity and cash flow for the years then ended and for the year ended October 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Heritage Corporation and Consolidated Subsidiaries as of October 31, 1997, 1996, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 6 and
9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SPILLAR, MITCHAM, EATON & BICKNELL, L.L.P.

                        CONTINENTAL HERITAGE CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS
                     OCTOBER 31, 1997, 1996, 1995 AND 1994


                                     ASSETS

                                      1997        1996       1995       1994

CURRENT ASSETS
  Cash in bank                       $ 36,308    $ 18,087   $ 15,521   $  9,348
  Rents receivable                          -           -        600      1,200
  Escrow held in trust                  2,874       1,873     18,301     12,827
  Prepaid expenses                          -           -          -      4,660
  Inventory                                 -           -          -     45,100
                                       ------      ------     ------     ------
     Total Current Assets              39,182      19,960     34,422     73,135


PHYSICAL PROPERTY
  Land                                115,920     115,920    115,920    115,920
  Buildings                           504,607     500,532    500,532    500,532
  Furnishings                           4,271       4,271      4,271      4,271
                                      -------     -------    -------    -------
                                      624,798     620,723    620,723    620,723
  Less:  Accumulated depreciation     185,688     160,556    135,529    110,503
                                      -------     -------    -------    -------
     Total Physical Property          439,110     460,167    485,194    510,220


OTHER ASSETS AND INVESTMENTS
  Raw land and development costs      271,837     271,837    271,837    271,837
  Future net income tax benefits       24,200      29,579     29,579     29,579
  Utility deposit                           -           -          -        400
  Organization expense (net)              100         100        100        100
                                      -------      ------     ------     ------
     Total Other Assets
      and Investments                 296,137     301,516    301,516    301,916
                                      -------     -------    -------    -------

     TOTAL ASSETS                    $774,429    $781,643   $821,132   $885,271
                                      =======     =======    =======    =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                      1997        1996       1995       1994

CURRENT LIABILITIES
  Accounts payable                   $ 13,195    $ 14,413   $ 29,621   $ 50,879
  Prepaid rent received                11,962      11,962     12,791        625
  Rental deposits                       5,630       5,000      3,650      1,400
  Current portion of long-term debt    29,800      43,918     77,069     62,152
                                      -------      ------    -------    -------
     Total Current Liabilities         60,587      75,293    123,128    115,056

LONG-TERM DEBT
  Related party debt
   and accrued interest               777,908     748,493    696,658    678,083
  Long-term debt less
   current portion                          -      29,800     73,718    160,817
                                      -------     -------    -------    -------
     Total Long-Term Debt             777,908     778,293    770,376    838,900
                                      -------     -------    -------    -------
     Total Liabilities                838,495     853,586    893,507    953,956

STOCKHOLDERS' EQUITY
  Common stock -
   par value $.10 per share
   10,000,000 shares authorized,
    1,373,860 issued and outstanding  137,386     137,386    137,386    137,386
  Capital in excess of par value of
    common stock                      468,425     468,425    468,425    468,425
  Retained earnings (deficit)        (669,877)   (677,754)  (678,186)  (674,496)
                                      -------     -------    -------    -------
Total Stockholders' Equity (Deficit)  (64,066)    (71,943)   (72,375)   (68,685)
                                       ------      ------     ------     ------
     TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $774,429    $781,643   $821,132   $885,271
                                      =======     =======    =======    =======

  The accompanying notes are an integral part of  these financial statements.

                        CONTINENTAL HERITAGE CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                              STATEMENTS OF INCOME
        FOR THE YEARS ENDED OCTOBER 31, 1997, 1996, 1995, 1994 AND 1993

                            1997        1996       1995       1994        1993
REVENUES
  Rents                $ 184,367   $ 177,513  $ 190,765  $ 170,982   $ 156,223
  Sales -
  net of book value            -           -          -          -         -

EXPENSES
  Taxes                   21,794      20,267     21,798     17,132      23,919
  Interest                34,122      38,686     43,002     50,647      44,332
  Rent                     3,270       3,270      3,270      3,270       3,270
  Office expense               -          51        269        209          66
  Maintenance             32,335      29,433     32,760     25,149      30,358
  Utilities               45,290      50,187     49,689     44,332      39,949
  Legal and accounting       864       4,175      8,888      4,050       2,700
  Advertising                102           -          -        180          84
  Insurance                3,373       3,313        540        755       4,970
  Care and training
   of horses                   -           -      2,717      37,084     34,914
  Telephone                4,829       2,573      2,950       2,724      3,662
  Fees and dues                -          99        250          92        304
  Commissions                  -           -          -           -        810
  Depreciation            25,132      25,027     25,027      24,217     19,505
  Contract services            -           -      1,966      10,277     15,335
  Bad debts                    -           -          -       1,200          -
  Travel and entertainment     -           -      1,329           -          -
                          ------      ------     ------      ------     ------
     Total Expenses      171,111     177,081    194,455     221,318    224,178

NET INCOME (LOSS) BEFORE
  FROM OPERATIONS         13,256         432     (3,690)    (50,336)   (67,955)

OTHER EXPENSE
  Write down inventory to
   market value                -           -          -      22,965          -

NET INCOME (LOSS) BEFORE
  INCOME TAX              13,256         432     (3,690)    (73,301)   (67,955)

INCOME TAXES
  Current income tax
    expense (benefit)      5,379           -          -     (11,484)    (3,140)

NET INCOME (LOSS) BEFORE
  EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE
  IN 1993              $   7,877   $     432  $  (3,690) $  (61,817) $ (64,815)


  Cumulative effect on
    prior years of
    accounting change          -           -           -         -      14,955

NET INCOME (LOSS)      $   7,877   $     432  $  (3,690) $  (61,817) $ (49,860)


NET INCOME (LOSS)
PER SHARE                    .01         .00        .01         .04        .04

WEIGHTED AVERAGE NUMBER
OF SHARES               1,373,860   1,373,860  1,373,860  1,373,860   1,373,860
                        =========   =========  =========  =========   =========

     accompanying notes are an integral part of these financial statements.

                        CONTINENTAL HERITAGE CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE YEARS ENDED OCTOBER 31, 1997, 1996, 1995, 1994 AND 1993


                                      Common    Capital in Excess
                                      Stock     of Par Value         Earnings

Balance, October 31, 1992              137,386    468,425             (562,819)

Net (loss) for the year
  ended October 31, 1993 -
  before effect of change
  in accounting principle                                              (64,815)

Cumulative effect on prior
  years of accounting change                                            14,955
                                       -------    -------              -------
Balance, October 31, 1993              137,386    468,425             (612,679)

Net (loss) for the year ended
  October 31, 1994                                                     (61,817)
                                       -------    -------              -------
Balance, October 31, 1994              137,386    468,425             (674,496)

Net income (loss) for the year ended
  October 31, 1995                                                      (3,690)
                                       -------    -------              -------
Balance, October 31, 1995              137,386    468,425             (678,186)

Net income for the year ended
  October 31, 1996                                                         432
                                       -------    -------              -------
Balance, October 31, 1996              137,386    468,425             (677,754)

Net income for the year ended
  October 31, 1997                                                       7,877
                                       -------    -------              -------
Balance, October 31, 1997             $137,386   $468,425            $(669,877)
                                       =======    =======              =======

   The accompanying notes are an integral part of these financial statements.

                        CONTINENTAL HERITAGE CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                             STATEMENT OF CASH FLOW
        FOR THE YEARS ENDED OCTOBER 31, 1997, 1996, 1995, 1994 AND 1993

                                  1997     1996     1995      1994       1993
OPERATING ACTIVITIES:
  Net income (loss)	           $ 7,877  $   432  $(3,690) $(61,817)  $(64,815)
  Adjustments to reconcile
   net (loss) income to net
   cash provided by operating
   activities:
   Cumulative effect of
     accounting change                                                 14,955
    Depreciation and
      amortization              25,132   25,027   25,027    24,217     19,505
    Decrease in inventory                         45,100    22,965
    Decrease in prepaid expenses                   4,660
    (Increase) decrease in
      escrow                    (1,001)  16,427   (5,473)    1,745      1,367
    (Increase) decrease in
      receivables                           600      600     3,305     (7,240)
    (Increase) in future income
      tax benefit                5,379                     (11,484)   (18,095)
    Decrease in utility deposit                      400
    Increase (decrease) in
      accounts payable          (1,218) (15,208) (21,259)   23,818      6,684
    Increase (decrease) in
      prepaid rent received                (829)  12,166   (10,369)    10,994
    Increase in accrued
      liabilities and
      rent deposits             29,675   29,916   28,305    28,587     24,455
                                ------   ------   ------    ------     ------
     Net Cash Provided
       (Used) By Operating
       Activities               65,844   56,365   85,836    20,967    (12,190)

INVESTING ACTIVITIES:
  Purchase of physical
    property                    (4,075)                    (29,514)  (107,878)
                                ------   ------   ------    ------    -------
     Net Cash (Used) By
      Investing Activities      (4,075)       -        -   (29,514)  (107,878)

FINANCING ACTIVITIES:
  Proceeds from borrowings       3,370   23,270   14,220    69,520    184,570
  Repayment of debt            (46,918) (77,069) (93,883)  (72,337)   (51,773)
                                ------   ------   ------    ------     ------
     Net Cash Provided
       (Used) By Financing
       Activities              (43,548) (53,799) (79,663)   (2,817)   132,797
                                ------   ------   ------     -----    -------

Increase (Decrease) in cash     18,221    2,566    6,173   (11,364)    12,729

Cash at the beginning of
  the year                      18,087   15,521    9,348    20,712      7,983

Cash at the end of the year   $ 36,308 $ 18,087 $ 15,521  $  9,348   $ 20,712
                                ======   ======   ======    ======     ======
Interest paid                 $  5,076 $  9,302 $ 16,947  $ 21,831   $ 19,873

     accompanying notes are an integral part of these financial statements.

                        CONTINENTAL HERITAGE CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                  AS OF OCTOBER 31, 1997, 1996, 1995 AND 1994
      AND FOR THE YEARS ENDED OCTOBER 31, 1997, 1996, 1995, 1994 AND 1993

NOTE 1 - ORGANIZATION

     Continental Heritage Corporation was organized in 1974 for the purpose of operating and developing real estate and other investment projects for the stockholders. All subsidiaries are 100% owned.

     MANHATTAN NATIONAL PROPERTIES, INC. - The corporation operates a commercial office building in Hurst, Texas and holds unimproved land in Alvord, Texas.

     NATIONAL HERITAGE CORPORATION - The corporation owns, trains, and markets thoroughbred cutting horses. The inventory of horses was sold in December 1994.

     APOLLO ENTERPRISES, INC. - This corporation owns unimproved land in Forest Hill, Texas.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF CONSOLIDATION

     The consolidated financial statements of Continental Heritage Corporation (the Company) include the accounts of all subsidiaries.

     All significant intercompany transactions have been eliminated in consolidation.

   INVENTORY

     Inventory of thoroughbred cutting horses was held as of November 1, 1994 but was sold and disposed of during the year ended October 31, 1995.

   PHYSICAL PROPERTY

     The property is recorded at cost and used as office rental space. Buildings and improvements are being depreciated over 20 years on a straight-line basis. Furnishings are depreciated over 6 years on a straight line basis.

   INVESTMENTS

     Investments in land are stated at cost plus capitalized development cost (interest and property tax).

   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   FEDERAL INCOME TAXES

     The Company reports income for federal income tax purposes on a calendar year basis.

     In the year ended October 31, 1993 the Company adopted the new accepted
method 	of accounting for income taxes. Under this method, an asset is recognized for the future benefit of the income tax loss carryforwards. Losses are allowed to be carried forward fifteen years. The cumulative effect of the change in accounting principle is included in determining net income for the year ended October 31, 1993. Financial statements for prior years have not been restated.

    An asset is recognized for the future benefit of the income tax less carryforwards and deferred interest payable to related party payees. Losses are allowed to be carried forward fifteen years. Expiration of the benefit begins in the year 2003.

     Gross loss carryforwards resulted from losses in the following tax years.

     Losses available at October 31,
                                     1997     1996     1995      1994

   Year of tax loss - 1988         $         $         $ 36,668  $ 46,856
                      1989          85,556    113,098   113,137   113,137
                      1992          13,242     13,242    13,242    13,242
                      1993          74,431     74,431    74,431    74,431
                                    ------    -------   -------   -------
                                   $173,229  $200,771  $237,478  $247,666

Deferred interest of $233,519, $203,983, $176,019 and $149,871 as of October
31, 1997, 1996, 1995 and 1994 will be expensed when paid.

The above timing differences are reduced by a valuation allowance that provides the resulting actual estimated tax benefits expected to be realized.

Valuation allowance totals $35,914, $30,468, $31,064 and $29,579 as of October 31, 1997, 1996 and 1995.

NOTE 3 - NOTES PAYABLE

   The note payable at October 31, 1997, 1996, 1995 and 1994 are as follows:

                                    1997       1996      1995      1994
Askew Nowlin Mortgage
 Company - A note
 due in monthly
 installments of
 $5,295 including
 interest at 8.625%
 and escrow deposit
 for tax and insurance.
 The note is collater-
 alized by an office
 building and land.
 The note was paid
 off in 1998.                      $  29,800  $  73,118 $ 114,019 $ 151,001

Bank One - Fort Worth -
 A note due in monthly
 installments of $3,200
 plus interest at the
 banks base rate. The
 note is not collater-
 alized. A lump sum is
 due when the note
 matures February 10,
 1995. The note is in
 the name of Walter G.
 Cook (majority stock-
 holder). All monies
 are advanced directly
 to and will be repaid
 by the Company. The
 note is expected to be
 renewed in the same
 terms when it
 matures.                          $          $         $  36,768 $  71,968
                                      ------     ------   -------   -------
       Totals                         29,800     73,718   150,787   222,969

 Less current portion                 29,800     43,918    77,069    62,152

 Long-term portion                 $       -  $  29,800 $  73,718 $ 160,817
                                      ======     ======    ======   =======
      The amounts of principal due are to be paid off in 1998.


NOTE 4 - NOTES AND ACCOUNTS PAYABLE TO RELATED PARTIES

                                    1997       1996      1995      1994
Walter G. Cook
 (majority stockholder) -
 various notes all of
 which are due on
 demand or if no
 demand, within three
 years of the date
 made. The intent of
 the Company is to
 renew these notes
 until funds become
 available from the
 operations of the
 Company, sales of
 Company assets or
 through refinancing.
 The notes are not
 collateralized.                   $ 408,631  $ 408,261 $ 315,331 $ 392,472

Interest is accrued
        on these notes at
        a rate of 6-7%.
        As of October 31,            369,277    340,232   311,552   285,611
                                     -------    -------   -------   -------
Total related party
     debt and accrued
     interest	                     $ 777,908  $ 748,493 $ 626,883 $ 678,083
                                     =======    =======   =======   =======

NOTE 5 - INDUSTRY SEGMENTS

   The Company's business segments consist of rental of commercial property, raising, training and breed of thoroughbred horses (sold in December 1995) and land held for investment.

  Year Ended                               Horse  Invest-
  October 31, 1997         Rentals         Farm    ments     Other     Total

  Revenues               $ 185,967	   $      -    $   400   $        $ 186,367
      Operating Expense   (109,724)                                   (109,724)
      General and
      Administration        (4,133)                                     (4,133)
      Depreciation         (25,132)                                    (25,132)
      Interest Expense                                       (34,122)  (34,122)
      Other Income
       (Expense) - Net      (5,379)                                     (5,379)
                           -------     -------      ----     -------  -------
 Net Income (Loss)       $  41,599    $      -    $   400   $(34,122) $   7,877

  Year Ended
  October 31, 1996

  Revenues               $ 175,713    $      -    $ 1,800   $      -  $ 177,513
      Operating Expense   (105,189)                  (683)             (105,872)
      General and
      Administration        (7,496)                                      (7,496)
      Depreciation         (25,027)                                     (25,027)
      Interest Expense                            (38,686)              (38,686)
	Other Income
        (Expense) - Net          -           -          -                     -

 Net Income (Loss)       $  38,001    $      -    $ 1,117   $(38,686) $     432
                            ======      ======      =====     ======        ===
  Year Ended
  October 31, 1995

  Revenues               $ 188,365    $ 45,100    $ 2,400   $      -  $ 235,865
  Operating Expense       (107,926)    (47,818)    (3,406)         -   (159,150)
  General and
  Administration           (12,376)          -          -          -    (12,376)
  Depreciation             (25,027)          -          -          -    (25,027)
  Interest Expense               -           -          -    (43,002)   (43,002)
  Other Income
        (Expense) - Net          -           -          -          -          -
                          --------     -------      -----     ------     ------
  Net Income (Loss)      $  43,036    $ (2,718)   $(1,006)  $(43,002) $  (3,690)
                            ======       =====      =====     ======      =====
  Year Ended
  October 31, 1994

  Revenues               $168,582     $      -    $ 2,400   $      -  $ 170,982
  Operating Expense      (101,822)     (37,103)         -          -   (138,925)
  General and
  Administration           (7,494)         (34)         -          -     (7,528)
  Depreciation            (24,218)           -          -          -    (24,218)
  Interest Expense              -            -          -    (50,647)   (50,647)
  Other Income
        (Expense) - Net    11,484      (22,965)         -          -    (11,481)
                           ------       ------       ----     ------     ------
  Net Income (Loss)      $ 46,532     $(60,102)   $ 2,400   $(50,647) $ (61,817)
                           ======       ======      =====     ======     ======

  Year Ended
  October 31, 1993

  Revenues               $153,823     $      -    $ 2,400   $      -  $ 156,223
  Operating Expense      (119,391)     (34,914)         -          -   (154,305)
  General and
  Administration           (6,036)           -          -          -     (6,036)
  Depreciation            (19,505)           -          -          -    (19,505)
  Interest Expense              -            -          -    (44,332)   (44,332)
  Other Income
   (Expense) - Net          3,140            -          -          -      3,140
                           ------       ------      -----     ------     ------
  Net Income (Loss)      $ 12,031     $(34,914)   $ 2,400   $(44,332) $ (64,815)
                           ======       ======      =====     ======     ======

NOTE 6 - GOING CONCERN CONDITIONS

     Under current conditions without loans, additional capital from shareholders, sale of assets, or additional income from operations, the Company might not be able to continue business. The majority stockholder has loaned and plans to continue to loan the Company necessary working capital for operations.

     The Company's management believes the market value of its assets is significantly higher than the book value reflected in these financial statements. Asset sales or transfers to the majority stockholder are expected to be used to repay this debt and improve the Company's conditions.

NOTE 7 - OTHER RELATED PARTY TRANSACTIONS

    The Company rents office space and services from Walter G. Cook, the majority stockholder, during all years presented. The amount of rent expense each year has amounted to $3,270 each year. This arrangement is month to month but is expected to continue.

NOTE 8 - CONCENTRATION

    The Corporation's commercial rental income is derived from one complex located in Hurst, Texas and approximately 70% of its annual rental is paid by one customer (the State of Texas).

NOTE 9 - CONTINGENT SUBSEQUENT EVENT

    The Corporation intends to pay the accrued interest and related party debt owed Walter G. Cook by transferring ownership of its commercial business property (net book value of $293,425 at October 31, 1997), investment land (book value of $245,723 at October 31, 1997) and a note receivable to the Corporation with a balance of approximately $2,800 as of June 1998 to Mr. Cook.

   The Corporation intends to borrow $150,000, secured by the investment land
and commercial 	property, that will be assumed by Mr. Cook upon transfer of
such properties to Mr. Cook. The proceeds of such loan will be used to pay down the debt of the Corporation to Mr. Cook.

   The Corporation then intends to acquire 100% of the shares of another corporation (Encore International, Inc.) in exchange for 5,500,000 common shares of Continental Heritage Corporation. The issuance of an additional 2,000,000 shares of the Corporation as additional consideration for the shares of Encore International are contingent on the net sales of the Corporation in the next two calendar years.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided with respect to each director and officer of the Registrant:

Name                     Age                               Position

Walter G. Cook            71           President, Chief Executive
                                       and Financial Officer and Director

Peggy Janes               49           Secretary-Treasurer and Director

The term of each director will expire at the next Annual Meeting of Stockholders and when their respective successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors.

Walter G. Cook has been President of the Registrant since 1989 and a Director and officer of the Registrant since 1975. Mr. Cook has been a practicing attorney in Fort Worth, Texas since 1952.

Peggy Janes has been Secretary-Treasurer of the Registrant since March 1, 1989. Ms. Janes has been employed by Walter G. Cook as an administrative assistant for more than 23 years.

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's officers and directors and persons who own more than 10% of registered class of the Registrant's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Section 16(a) reports they file.

Based solely on its review of copies of such forms received by the Registrant and representations from certain Reporting Persons, the Registrant believes that during each of the fiscal years ended October 31, 1995, 1996 and 1997 covered by this Annual Report, its Reporting Persons, consisting of the officers and directors listed above in this Item 10 and the persons owning more than 10% of the outstanding Common Stock listed in Item 12 of this Report, complied with all filing requirements applicable to them.

Item 11. EXECUTIVE COMPENSATION

No compensation has been paid or accrued for the benefit of any executive officer of the Registrant during the fiscal years ended October 31, 1995, 1996 and 1997.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table sets forth the number of shares, based on information obtained from the persons named below, of the Common Stock of the Registrant beneficially owned as of September 30, 1998 by (i) owners of more than 5% of the Registrant's Common Stock, (ii) each director of the Company and (iii) all officers and directors of the Registrant as a Group:

                         Number of Shares Beneficially

                                  Owned               Percentage Owned
Walter G. Cook                 541,978 (4)             39.5%

Nancy M. Cook                  541,978 (5)             39.5%

Peggy Janes                     21,750                  1.5%

All Officers and Directors as a
Group (3 persons)
                               563,728                 41.01%

1. The address of each of the persons listed above is c/o of the Registrant.

2. Unless otherwise noted, the Registrant believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

3. Based upon 1,373,860 shares of Common Stock outstanding as of September 1, 1998.

4. Includes 306,239 shares of Common Stock owned by Nancy Cook, Walter G. Cook's wife. Mr. Cook disclaims any beneficial ownership of the shares owned by his wife.

5. Includes 235,739 shares of Common Stock owned by Walter G. Cook. Nancy Cook disclaims beneficial ownership of the shares held by her husband, Walter G. Cook.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since November 1, 1994, no director or executive officer of the Registrant, any nominee for election as a director, or any person known to the Company to own of record or beneficially more than 5% of Registrant's Common Stock or any member of the immediate family of any of the foregoing persons had, or will have any direct or material interest in any transaction or series of similar transactions to which the Registrant or any of it subsidiaries, was or is to be a party, in which the amount involved exceeds $60,000, except as follows:

As of November 1, 1994, the Registrant was indebted to Walter G. Cook and a corporation owned by him in the amount of $678,083 representing an aggregate of unpaid principal and interest on loans made by Mr. Cook since he became the principal shareholder of the Registrant in 1975. Such loans bore interest at rates of 8-10% per annum. During the three year period ended October 31, 1997, as a result of additional loans made by Mr. Cook to the Registrant and accrued interest, $778,001 of principal and interest was owed to Mr. Cook and the aforesaid corporation as of October 31, 1997. The debt of $778,001 bears interest at the rate of 12% per annum.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

                                                                         Page

         (a)(i)  Financial Statements:

         The following consolidated financial
         statements of the Registrant and
         subsidiaries are included in Item 8:

         Report of Independent Certified Public Accountant

         Consolidated Balance Sheets as of October 31, 1994,
         1995, 1996 and 1997.

         Consolidated Statements of Income for the Years
         Ended October 31, 1993, 1994, 1995, 1996 and 1995.

         Consolidated Statements of Stockholder's Equity.

         Consolidated Statements of Cash Flows for the Years
         Ended October 31, 1993, 1994, 1995, 1996 and 1997.

         Notes to Consolidated Financial Statement.


         (a)(ii) Financial Statement Schedules:

          None.


         (a)(iii) Exhibits:

         The following exhibits required to be filed by
         Item 601 of Regulation S-K are attached to and filed as part of this Annual Report on Form 10-K:

         2.1 Plan and Agreement of Merger of Station One West with and into Registrant dated January 9, 1994*

         2.2 Letter of Intent dated August 27, 1998 among the
             Registrant, Walter G. Cook, Encore International, Inc. and Lee Kaplan**

         3.1 Certificate of Incorporation of Registrant*

         3.2 Bylaws of Registrant*

         10.1 Promissory Note dated October 31, 1994 of Manhattan
              National Properties, Inc. and Continental Heritage
              Corporation payable to Walter G. Cook in the amount of $147,433.46*

         10.2 Promissory Note of Continental Heritage Corporation dated October 31, 1994 payable to the order of Spanish West Enterprises, Inc. in amount of $34,027.13*

         10.3 Promissory Note of Continental Heritage Corporation dated October 31, 1994 payable to Walter G. Cook in the amount of $227,624.36*


         10.4 Promissory Note of National Heritage Corporation and Continental Heritage Corporation dated October 31, 1994 payable to Walter G. Cook in the amount of $226,929.81*

         10.5 Promissory Note of Apollo Enterprises, Inc. and Continental Heritage Corporation dated October 31, 1994 payable to Walter G. Cook in the amount of $41,860.79*

         10.6 Promissory Note of Registrant and Apollo Enterprises, Inc., Manhattan National Properties, Inc. and National Heritage Corporation dated October 31, 197 payable to Walter G. Cook in the amount of $778,001.27

         21. List of Subsidiaries

          (b)Reports on Form 8-K:

              None.

----------------------
*     Incorporated by reference to the Exhibit bearing the same number in
      Registrant's Annual  Report on Form 	10-K for the fiscal year ended
      October 31, 1994.

**    Incorporated by reference to the Exhibit to Registrant's Current Report
11,   on Form 10-Q dated September 11, 1998 and filed on September 14, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of 15(d) of the Securities
Exchanges Act of 1934, the Registrant has duly caused   this Report to be
signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONTINENTAL HERITAGE CORPORATION



Dated October 22, 1998             By:/s/ Walter G. Cook
                                      Walter G. Cook, President and
                                      Principal Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated October 22, 1998             By:/s/ Walter G. Cook
                                      Walter G. Cook, President and Director
                       (Principal Executive and Principal Financial Officer)


Dated October 22, 1998             By:/s/ Peggy Janes
                                      Peggy Janes, Director

                                  EXHIBIT 10.6

CONSOLIDATED NOTE

$778,001.27               Forth Worth, Texas             10-31-97

On Demand and if No Demand Three Years after date, for value received, I, we, or either of us, promise to pay to the order of Walter G. Cook the sum of Seven Hundred Seventy Eight Thousand & One Dollar & .27/100 Dollars ($778,001.27) with interest from date to maturity at the rate of Twelve percent (12%) per annum, payable at 1020 Macon, Ft. Worth, Texas.

WE THE MAKERS, ENDORSERS, AND GUARANTORS OF THIS NOTE HEREBY SEVERALLY WAIVE PRESENTATION FOR PAYMENT, NOTICE OF NON-PAYMENT, PROTEST AND NOTICE OF PROTEST AND DILIGENCE IN BRINGING SUIT AGAINST ANY PARTY THERETO, AND CONSENT THAT THE TIME OF PAYMENT MAY BE EXTENDED WITHOUT NOTICE FROM TIME TO TIME. IT IS FURTHER EXPRESSLY AGREED THAT IN THE EVENT THIS NOTE IS PLACED IN THE HANDS OF AN ATTORNEY FOR COLLECTION, OR SUIT IS BROUGHT ON SAME, OR IF COLLECTED THROUGH BANKRUPTCY OR PROBATE THEN, AND IN THAT EVENT, TO PAY THE ADDITIONAL AMOUNT OF FIFTEEN PERCENT (15%) ADDITIONAL ON THE PRINCIPAL AND INTEREST THEN DUE AS ATTORNEY'S FEES.


DUE $408,631.79    Principal
    $369,369.48    Interest

ADDRESS            1020 Macon Street
                   Fort Worth, TX

PHONE (817) 336-0436 (817) 429-6261

Continental Heritage Corporation
By:  /s/  Walter G. Cook, Officer

Apollo Enterprises, Inc.
By:  /s/  Walter G. Cook, Officer

Manhattan National Properties, Inc.
By:  /s/  Walter G. Cook, Officer

National Heritage Corporation
By:  /s/  Walter G. Cook, Officer




                                   EXHIBIT 21

Subsidiaries of Registrant

                              PERCENTAGE OF VOTING

Name and State of Incorporation             Securities Owned
Apollo Enterprises, Inc. (Texas)            100%
National Heritage Corporation (Texas)       100%
Manhattan National Properties, Inc. (Texas) 100%