Form 10-Q
period 1998-01-31
CONTINENTAL HERITAGE CORP
filed 1998-11-05
CIK 24055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)
             [x]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended January 31, 1998
                                       or
             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the transition period from                 to

                         Commission file number 0-7633

                        CONTINENTAL HERITAGE CORPORATION
       (Exact name of small business issuer as specified in its charter)

        Delaware                                              75-1449332
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

                   1020 Macon Street, Ft. Worth, Texas    76102
              (Address of principal executive offices)  (Zip Code)

        Issuer's telephone number, including area code:  (817) 429-6261

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,373,860



                        CONTINENTAL HERITAGE CORPORATION

                                     INDEX

PART I - FINANCIAL INFORMATION                                    Page
 ITEM 1. FINANCIAL STATEMENTS

  Consolidated Balance Sheets -
     October 31, 1997 and January 31, 1998                           3

  Consolidated Statements of Income-
     For the Three Month Periods
      Ended January 31, 1998 and 1997                                5

  Consolidated Statements of Cash Flows -
     For the Three Month Periods
      Ended January 31, 1998 and 1997                                6

  Notes to Financial Statements                                      7


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS               8

 ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   9


PART II - OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS                                          10

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                  10

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES                            10

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        10

 ITEM 5. OTHER INFORMATION                                          10

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           10

SIGNATURES                                                          11

                        CONTINENTAL HERITAGE CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                     ASSETS



                                     (Unaudited)         (Audited)
                                      January 31, 1998    October 31, 1997

CURRENT ASSETS


 Cash in bank                         $  25,842           $  36,308
 Escrow held in trust                         -               2,874
 Prepaid expense                          7,060                   -
________                                 ------              ------
 Total Current Assets                    32,902              39,182



PHYSICAL PROPERTY
 Land                                   115,920             115,920
 Buildings                              506,223             504,607
 Furnishings                              4,271               4,271
                                        -------             -------
                                        626,414             624,798
 Less Accumulated depreciation         (192,088)           (185,688)
                                        -------             -------
 Total Physical Property                434,326             439,110

OTHER ASSETS AND INVESTMENTS
 Raw land and development costs         271,837             271,837
 Future income tax benefit               23,550              24,200
 Organization expenses                      100                 100
                                        -------             -------
 Total Other Assets and Investments     295,487             296,137
                                        -------             -------
 TOTAL ASSETS                          $762,715            $774,429
                                        =======             =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY




                                     (Unaudited)         (Audited)
                                      January 31, 1998    October 31, 1997

CURRENT LIABILITIES
 Accounts payable                      $ 15,958          $   13,195
 Prepaid rent received                   12,100              11,962
 Current portion of long-term debt       18,219              29,800
                                         ------              ------
 Total Current Liabilities               46,277              54,957

LONG-TERM DEBT
 Related party debt
and accrued interest                    771,192             777,908
 Rent deposits                            5,630               5,630
                                        -------             -------
 Total Long-Term Debt                   776,822             783,538

 Total Liabilities                      823,099             838,495


STOCKHOLDERS' EQUITY

 Common stock - par value $.10 per
share 10,000,000 shares authorized,
1,373,860 issued and outstanding        137,386             137,386
 Capital in excess of par value
of common stock                         468,425             468,425
 Retained earnings (deficit)           (666,195)           (669,877)
                                        -------             -------
 Total Stockholders' Equity (Deficit)   (60,384)            (64,066)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $ 762,715           $ 774,429
                                        =======             =======

                      CONTINENTAL HERITAGE CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                          Three Months ended

                              January 31, 1998        January 31, 1997
INCOME
 Rents                                $  53,577           $  44,437

 Costs and Expenses
 Operating expenses                      33,945              38,429
 Administrative expenses                  2,296                 557
 Interest expenses                       13,003               8,954
                                         ------              ------
 Total Costs and Expenses                49,244              47,940

NET RENTAL INCOME                         4,333              (3,503)

Provision for income tax                    651                   -
                                         ------              ------
Net income                           $    3,682           $  (3,503)
                                         ======              ======

Earnings (Loss) per share            0.00268004            (0.0025498)

Dividends per share                           0                     0
                                           ====                  ====



                      CONTINENTAL HERITAGE CORPORATION AND
                           CONSOLDIATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOW



                                              Three Months ended

                               January 31, 1998         January  31, 1997
OPERATING ACTIVITIES:
 Net Income (loss)                  $   3,682              $   (3,503)
 Adjustments to reconcile net
income to net cash provided
by operating activities
 Depreciation                           6,400                   6,257
 Increase in prepaid expense           (4,186)                 (1,952)
 Increase in payables                   2,763                   4,388
 Increase in accrued interest          11,966                   7,031
 Increase in prepaid rent                 139                       -
 Decrease in accrued tax benefit          650                       -
                                       ------                  ------
 Total Cash Provided by
Operating Activities                   21,414                  12,221

INVESTING ACTIVITIES:
 Purchase of physical property         (1,616)                      -
                                      -------                  ------
 Total Cash Provided (Used)
by Investing Activities                (1,616)                      -

FINANCING ACTIVITIES:
 Borrowing from related party             818                       -
 Repayment on related party debt      (19,500)                 (3,000)
 Principal payments on debt           (11,582)                (10,658)
                                       ------                  ------
 Total Cash Provided (Used)
by Financing Activities               (30,264)                (13,658)

Increase (Decrease) in cash           (10,466)                 (1,437)

Cash at the beginning of the period    36,308                  18,937
                                       ------                  ------
Cash at the end of the period       $  25,842               $  17,500
                                       ======                  ======
Interest paid                       $   1,036               $   1,941
                                       ======                  ======

                      CONTINENTAL HERITAGE CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENT


BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1998 are not necessarily indicative of results that may be expected for the year ended October 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 As was the case during the past five fiscal years of the Company ended October 31, 1997, all of the Company's revenues were from rentals derived from operation of the Hurst, Texas office building. Such revenues are only sufficient to pay the expenses and mortgage debt service related to that building, which mortgage debt was satisfied on April 1, 1998. All other funding requirements of the Company were provided by advances made to it by Walter G. Cook, its principal shareholder. Since the Company has suffered continuing losses from its operations, unless it is able to sell off its current real estate holdings or find other sources of capital, it will not be able to pay its debt to Mr. Cook or be able to acquire other properties or assets to produce revenues. Accordingly, there is substantial doubt as to the Company's ability to continue as a going concern.

 Management of the Company has for the past three years been engaged in a search for an acquisition that would add a viable business to the Company so as to place it in a position to be able to continue as a going concern. In that regard, the Company as of September 3, 1998 entered into a Letter of Intent with the Encore International, Inc. and its shareholders whereby it is proposed that the Company acquire the outstanding stock of Encore in exchange for 5,500,000 shares of the Company's common stock with an additional 2,000,000 shares issueable to such shareholders in the event certain levels of net sales are achieved by the Company on a consolidated basis during the next two years. Although Encore International has yet to commence its business activities and is in the process of negotiating a financing to provide it with adequate working capital needed to start its operations, the Company has been advised by Encore that it anticipates securing such financing so as to allow Encore to start its business activities in the near future.




ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


 None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 Not applicable

Item 2. Changes in Securities

 Not applicable.

Item 3. Defaults upon Senior Securities

 Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

 Not applicable.

Item 5. Other Information

 Not applicable

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

  None

 (b) Reports of Form 8-K

  None

                                   SIGNATURES

 Pursuant to the requirements of the Securities Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CONTINENTAL HERIGAGE CORPORATION
                               (Registrant)


DATE:  October 30, 1998      By: /s/  Walter G. Cook
                                 Walter G. Cook
                             President, Principal Executive Officer and
                             Principal Financial Officer