Form 10-Q
period 1998-04-30
CONTINENTAL HERITAGE CORP
filed 1998-11-05
CIK 24055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)
             [x]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended April 30, 1998
                                       or
             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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



                        CONTINENTAL HERITAGE CORPORATION

                                     INDEX

PART I - FINANCIAL INFORMATION                                    Page
 ITEM 1. FINANCIAL STATEMENTS

  Consolidated Balance Sheets -
          October 31, 1997 and April 30, 1998                      3

  Consolidated Statements of  Income-
         For the Three and Six Months Periods
         Ended April 30, 1998 and 1997                             5

  Consolidated Statements of Cash Flows -
         For the Six Month Periods
         Ended April 30, 1998 and 1997                             6

  Notes to Financial Statements                                    7


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                8

 ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                        9


PART II - OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS                                        10

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                10

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES                          10

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      10

 ITEM 5. OTHER INFORMATION                                        10

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         10

SIGNATURES                                                        11

                        CONTINENTAL HERITAGE CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                     ASSETS


                                       (Unaudited)      (Audited)
                                        April 30,        October 31,
                                          1998             1997

CURRENT ASSETS
 Cash in bank                           $  31,459         $  38,308
 Rents receivable
 Escrow held in trust                           -             2,874
 Prepaid expense                            1,700                 -
                                           ------            ------
 Total Current Assets                      33,159            39,182

PHYSICAL PROPERTY
 Land                                     115,920           115,920
 Buildings                                506,223           504,607
 Furnishings                                4,271             4,271
                                          -------           -------
                                          626,414           624,798
 Less Accumulated depreciation           (198,502)         (185,688)
                                          -------           -------
 Total Physical Property                  427,912           439,110

OTHER ASSETS AND INVESTMENTS
 Raw land and development costs           271,837           271,837
 Future income tax benefit                 22,912            24,200
 Organization expenses                        100               100
                                          -------           -------
 Total Other Assets and Investments       294,849           296,137
                                          -------           -------
 TOTAL ASSETS                            $755,920          $774,429


                      LIABILITIES AND STOCKHOLDER'S EQUITY



                                        (Unaudited)       (Audited)
                                         April 30,         October 31,
                                           1998              1997

CURRENT LIABILITIES
 Accounts payable                        $   18,392        $   13,195
 Prepaid rent received                       12,700            11,962
 Current portion of long-term debt                -            29,800
                                             ------            ------
 Total Current Liabilities                   31,092            54,957

LONG-TERM DEBT
 Related party debt and accrued interest    775,968           777,908
 Rent deposits                                5,630             5,630
                                            -------           -------
 Total Long-Term Debt                       781,598           783,538

 Total Liabilities                          812,690           838,495



STOCKHOLDERS' EQUITY


 Common stock - par value $.10 per share
10,000,000 shares authorized, 1,373,860
issued and outstanding                      137,386           137,386
 Capital in excess of par value
of common stock                             468,425           468,425
 Retained earnings (deficit)               (662,581)         (669,877)
                                            -------           -------
 Total Stockholders' Equity (Deficit)       (56,770)          (64,066)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $ 755,920         $ 774,429
                                            =======           =======

                      CONTINENTAL HERITAGE CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME



                             Three Months ended      Six Months ended
                            April 30,  April 30,    April 30,   April 30,
                              1998       1997         1998        1997
INCOME
 Rents                      $   56,988 $   45,614   $  110,565  $   90,051

 Costs and Expenses
 Operating expenses             35,901     28,075       69,846      66,504
 Administrative expenses         4,663        788        6,959       1,345
 Interest expenses              12,173      8,058       25,176      17,012
                                ------     ------       ------      ------
 Total Costs and Expenses       52,737     36,921      101,981      84,861

NET RENTAL INCOME                4,251      8,693        8,584       5,190

Provision for income tax           638          -        1,288           -
                                ------     ------      -------      ------
Net income                  $    3,613 $    8,693   $    7,296  $    5,190
                                 =====      =====        =====       =====

Earnings per share          0.00262982 0.00377768   0.00531058  0.00377768
                            ========== ==========   ==========  ==========

Dividends per share                  0          0            0           0
                                 =====       ====         ====        ====

                      CONTINENTAL HERITAGE CORPORATION AND
                           CONSOLDIATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOW

                                                   Six Months ended

                                                   April 30,     April 30,
                                                     1998          1997
OPERATING ACTIVITIES:
 Net Income (loss)                                 $   7,296     $   5,190
 Adjustments to reconcile net income
to net cash provided by operating activities
 Depreciation                                         12,814        12,513
 Increase in prepaid expense                           1,174        (1,300)
 Increase in payables                                  5,797           429
 Increase in accrued interest                         23,425        13,807
 Increase in prepaid rent                                138             -
 Decrease in accrued tax benefit                       1,288             -
                                                      ------        ------
 Total Cash Provided by Operating Activities          51,932        30,639

INVESTING ACTIVITIES:
 Purchase of physical property                        (1,616)            -

 Total Cash Provided (Used)
by Investing Activities                               (1,616)            -

FINANCING ACTIVITIES:
 Borrowing from related party                          1,636             -
 Repayment on related party debt                     (27,000)       (3,000)
 Principal payments on debt                          (29,801)      (21,517)
                                                      ------        ------
 Total Cash Provided (Used)
by Financing Activities                              (55,165)      (24,517)

Increase (Decrease) in cash                           (4,849)       (6,122)

Cash at the beginning of the period                   36,308        18,937
                                                      ------        ------
Cash at the end of the period                      $  31,459     $  25,059
                                                      ======        ======

Interest paid                                      $   1,750     $   3,033
                                                       =====         =====



                      CONTINENTAL HERITAGE CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENT


BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 1998 are not necessarily indicative of results that may be expected for the year ended October 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.



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

    Management of the Company has for the past three years been engaged in a search for an acquisition that would add a viable business to the Company so as to place it in a position to be able to continue as a going concern. In that regard, the Company as of September 3, 1998 entered into a Letter of Intent with the Encore International, Inc. and its shareholders whereby it is proposed that the Company acquire the outstanding stock of Encore in exchange for 5,500,000 shares of the Company's common stock with an additional 2,000,000 shares issueable to such shareholders in the event certain levels of net sales are achieved by the Company on a consolidated basis during the next two years. Although Encore International has yet to commence its business activities and is in the process of negotiating a financing to provide it with adequate working capital needed to start its operations, the Company has been advised by Encore that it anticipates securing such financing so as to allow Enco to start its business activities in the near future.


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