Form 10-Q
period 1998-07-31
CONTINENTAL HERITAGE CORP
filed 1998-11-05
CIK 24055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)
          [x]    Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 1998
                                       or
          [ ]    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [x]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,373,860



                        CONTINENTAL HERITAGE CORPORATION

                                     INDEX

PART I - FINANCIAL INFORMATION                                      Page

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets - October 31, 1997 and July 31, 1998       3

Consolidated Statements of Income - For the Three and Nine Months
Periods Ended July 31, 1998 and 1997                                   5

Consolidated Statements of Cash Flows - For the Nine Month
Periods Ended July 31, 1998 and 1997                                   6

Notes to Financial Statements                                          7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                    8

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      9


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                             10

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                     10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                               10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           10

ITEM 5. OTHER INFORMATION                                             10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              10

SIGNATURES                                                            11

                        CONTINENTAL HERITAGE CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                     ASSETS

                                   (Unaudited)                 (Audited)
                                     July 31,                 October, 31
                                       1998                       1997
CURRENT ASSETS

Cash in bank                          $  47,922                   $  36,308
	Rents receivable                         2,752

Escrow held in trust                                                  2,874
Prepaid expense                             850
                                         ------                      ------
Total Current Assets                     51,524                      39,182

PHYSICAL PROPERTY

Land                                    115,920                     115,920
Buildings                               506,223                     504,607
Furnishings                               4,271                       4,271
                                        -------                     -------
                                        626,414                     624,798
Less Accumulated
depreciation                           (204,913)                   (185,688)
                                        -------                     -------
Total Physical Property                 421,501                     439,110

OTHER ASSETS AND INVESTMENTS

Raw land and development costs          260,917                     271,837
	Future income tax benefit               25,388                      24,200
Organization expenses                       100                         100
                                        -------                     -------
Total Other Assets and Investments      286,405                     296,137
                                        -------                     -------
TOTAL ASSETS                          $ 759,430                   $ 774,429
                                        =======                     =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                      (Unaudited)               (Audited)
                                        July 31,                 October 31,
                                         1998                     1997

CURRENT LIABILITIES

Accounts payable                      $  22,065                   $  13,195
Prepaid rent received                    12,100                      11,962
Current portion of long-term debt             -                      29,800
                                         ------                     -------
Total Current Liabilities                34,165                      54,957

LONG-TERM DEBT

Related party debt and
accrued interest                        788,285                     777,908
Rent deposits                             5,630                       5,630
                                        -------                     -------
Total Long-Term Debt                    793,915                     783,538

Total Liabilities                       838,080                     838,495

STOCKHOLDERS' EQUITY

Common stock - par value $.10 per share
10,000,000 shares authorized,
1,373,860 issued and outstanding        137,386                     137,386
Capital in excess of par value
of common stock                         468,425                     468,425
Retained earnings (deficit)            (674,461)                   (669,877)
                                        -------                     -------
Total Stockholders' Equity (Deficit)    (68,650)                    (64,066)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $ 759,430                   $ 774,429
                                        =======                     =======

                      CONTINENTAL HERITAGE CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME


                               Three Months ended       Nine Months ended
                               July 31,  July 31,       July 31,   July 31,
                               1998      1997           1998       1997
INCOME
 Rents                         $  56,691   $  44,887    $ 167,256  $ 134,938

 Costs and Expenses

 Operating expenses               47,645      32,325      117,491     98,829
 Administrative expenses           4,082         912       11,041      2,257
 Interest expenses                11,498       8,040       36,674     25,052
                                  ------      ------      -------    -------
Total Costs and Expenses          63,225      41,277      165,206    126,138

NET RENTAL INCOME                 (6,534)      3,610        2,050      8,800

OTHER INCOME AND EXPENSES

Interest                              98           -           98          -

Loss on sale of investment        (7,920)          -       (7,920)         -
                                  ------       -----        -----      -----
Total Other Income
and Expense                       (7,822)                  (7,822)

INCOME BEFORE
INCOME TAXES                     (14,356)      3,610       (5,772)     8,800

Provision (benefit)
for income tax                    (2,476)          -        1,188          -
                                 -------       -----       ------      ------
Net income (loss)             $  (11,880)  $   8,800    $  (4,584)  $  8,800
                                 =======      ======        =====      =====
Earnings (loss)
per share                     (0.0086472)   0.00640531   (0.0033366) 0.00640531
                               =========    ==========    =========  ==========
Dividends per share                    0           0            0          0
                                   =====        ====         ====       =====


                      CONTINENTAL HERITAGE CORPORATION AND
                           CONSOLDIATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOW

                                                      Nine Months ended

                                              July 31,    July 31,
                                                1998        1997
OPERATING ACTIVITIES:


Net Income (loss)                           $  (4,584)     $   8,800
Adjustments to reconcile net
income to net cash provided
by operating activities
Depreciation                                   19,225         18,780
Loss on sale of property                        7,920              -
Increase in accounts receivable                (2,752)             -
(Increase) decrease in prepaid expenses         2,024           (648)
Increase (decrease) in payables                 8,871           (403)
Increase in accrued interest                   34,923         20,801
Increase in prepaid rent                          138              -
Increase in accrued tax benefit                (1,187)             -
                                               ------         ------
Total Cash Provided by Operating Activities    64,578         47,330

INVESTING ACTIVITIES:
Purchase of physical property                  (1,616)        (2,555)
	Proceeds from sale of investment               3,000              -
                                                -----          -----
Total Cash Provided (Used)
by Investing Activities                         1,384         (2,555)

FINANCING ACTIVITIES:
Borrowing from related party                    2,453            100
Repayment on related party debt               (27,000)        (3,000)
Principal payments on debt                    (29,801)       (32,612)
                                              -------         ------
Total Cash Provided (Used)
by Financing Activities                       (54,348)       (35,512)

Increase (Decrease) in cash                    11,614          9,263

Cash at the beginning of the period            36,308         18,937
                                               ------         ------
Cash at the end of the period               $  47,922      $  28,200
                                               ======         ======
Interest paid                               $   2,450      $   3,033
                                               ======         ======
Taxes paid                                  $     700      $       -
                                               ======         ======

                      CONTINENTAL HERITAGE CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENT


BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 1998 are not necessarily indicative of results that may be expected for the year ended October 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.



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

   Management of the Company has for the past three years been engaged in a search for an acquisition that would add a viable business to the Company so as to place it in a position to be able to continue as a going concern. In that regard, the Company as of September 3, 1998 entered into a Letter of Intent with the Encore International, Inc. and its shareholders whereby it is proposed that the Company acquire the outstanding stock of Encore in exchange for 5,500,000 shares of the Company's common stock with an additional 2,000,000 shares issueable to such shareholders in the event certain levels of net sales are achieved by the Company on a consolidated basis during the next two years. Although Encore International has yet to commence its business activities and is in the process of negotiating a financing to provide it with adequate working capital needed to start its operations, the Company has been advised by Encore that it anticipates securing such financing so as to allow Encorto start its business activities in the near future.

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