Form 10KSB
period 1998-10-31
CONTINENTAL HERITAGE CORP
filed 1999-03-15
CIK 24055

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [*] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1998.
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from           to _________________

                        Commission File Number 000-7633

                        CONTINENTAL HERITAGE CORPORATION
             (Exact name or Registrant as specified in its charter)

            Delaware                           75-1449332
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)               Identification No.)

              2140 America's Cup Circle, Las Vegas, Nevada  89117
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (702) 228-8146

          Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class       Name of Each Exchange On Which Registered
            None                                 --

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.10 par value per share
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ * ]   No [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ * ]

State issuer's revenues for its most recent fiscal year: $220,870 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $*.

                        (ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after distribution of securities under a plan confirmed by a court. Yes[ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS)

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,873,860 shares of Common Stock outstanding as of January 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder filed with the Securities and Exchange Commission on November 25, 1998.

  Transitional Small Business Disclosure Format (check one): Yes [  ]  No [*]


                               TABLE OF CONTENTS
                                                                   Page No.
Item 1. BUSINESS                                                        1
Item 2. PROPERTIES                                                      3
Item 3. LEGAL PROCEEDINGS                                               4
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             4
Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS                                             4
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION OR PLAN OF OPERATION                                  4
Item 7. FINANCIAL STATEMENTS                                           10
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                            10
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
        ACT                                                            10
Item 10. EXECUTIVE COMPENSATION                                        12
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                                    13
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                14
Item 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS OF FORM 8-K        15


PART I
Item 1. BUSINESS.

Introduction

Continental Heritage Corporation was organized in 1974 for the purpose of operating and developing real estate and other investment projects for its stockholders. During the three fiscal years ended October 31, 1998, the Registrant through its subsidiaries continued to be engaged in various aspects of real estate business, such as management and investment in real properties. During the three fiscal years ended October 31, 1998, the Registrant's business consisted of the ownership of both an office building in Hurst, Texas and one undeveloped real property parcel. The Registrant has not been able to interest developers or financial institutions in assisting in the development of its undeveloped property. The office building in Hurst, Texas is a one story brick veneer building consisting of approximately 27,000 square feet.

During the three fiscal years ended October 31, 1998 and for the period of the current fiscal year to date, Registrant's income arose solely out of the rental revenues derived from the office building in Hurst, Texas.

The Registrant during the past several years has in general been able to meet its current obligations from rental revenues produced by the Hurst, Texas office building. The Registrant attempted to expand its business interests by acting as a real estate agent but did not realize any income from such activity. All such efforts have been terminated.

Stock Exchange Agreement with Encore International, Inc.

 As previously reported in the Registrant's Current Reports on Form 8-K filed with the Securities and Exchange Commission on September 14, 1998 and December 8, 1998, pursuant to a Stock Exchange Agreement (the "Agreement") dated November 27, 1998 between the Registrant and the holders of all of the outstanding shares of Common Stock of Encore International, Inc. ("Encore"), the Registrant acquired all of the outstanding Common Stock of Encore in exchange for an initial issue of 5,500,000 shares of the Registrant's Common Stock (the "Transaction"). As a result, Encore became a wholly owned subsidiary of the Registrant. The Agreement additionally provides for the issuance of an additional 2,000,000 shares of Common Stock as follows: (i) 1,000,000 shares to be issued if the consolidated net revenues of the Registrant are at least $8,000,000 for the twelve month period commencing March 1, 1999; and (ii) 1,000,000 shares if the consolidated net revenues of the Registrant are at least $15,000,000 (on a non-cumulative basis) for the twelve month period commencing March 1, 2000.

New Business of the Registrant

 Encore is a recently organized corporation that was established to conduct a business of distributing nutri-ceutical (nutrition supplements made to pharmaceutical standards) and homeopathic products through a network of independent distributors. Effective February 5, 1999, Encore, an Oklahoma corporation, was merged with VisionQuest Worldwide, Inc. ("VisionQuest"), a Nevada corporation and a wholly owned subsidiary of the Registrant, and will hereafter operate under the name of VisionQuest. It will operate from headquarters in Las Vegas, Nevada. VisionQuest's business plan provides for the development of a complete line of nutri-ceutical and homeopathic products. The Registrant anticipates that its initial products ("Initial Products") will consist of four exclusive products: (i) a homeopathic formulation designed to cleanse the liver and kidneys; (ii) an herbal and homeopathic weight management product based on homeopathic principles; (iii) a high potency shark liver oil designed to enhance the body's natural immune system; and (iv) a marine nutri-ceutical containing special anti-oxidants and omega 3 fish oils. The Registrant is pursuing trademark and tradename registrations regarding possible tradenames for the Initial Products. This trademark process is not yet complete.

 All of the Registrant's Initial Products consist of proprietary formulations of homeopathic and/or marine products and their distribution will be exclusive to the Registrant. The Registrant and the brokers for the producers of these product components are currently involved in negotiations to secure the exclusive rights for the Registrant to the distribution and sale of these products.

Other Recent Transactions

As of November 1, 1994, the Registrant was indebted to Walter G. Cook (who was president and a director of the Registrant until November 27, 1998) and a corporation owned by him in the amount of $678,083 representing an aggregate of unpaid principal and interest on loans made by Mr. Cook to that date since he became the principal shareholder of the Registrant in 1975. Such loans bore interest at rates of 8-10% per annum. During the three year period ended October 31, 1997, as a result of additional loans made by Mr. Cook to the Registrant and accrued interest, $778,001 of principal and interest was owed to Mr. Cook and the aforesaid corporation as of October 31, 1997 (the "Cook Loans"). The debt of $778,001 accrued interest at the rate of 12% per annum from October 31, 1997. On October 14, 1998, the Registrant paid down the Cook Loans by $150,000 and on November 20, 1998, the unpaid principal and interest on the Cook Loans was $689,039.06.

 In connection with the Stock Exchange Agreement, on November 20, 1998, the two properties owned by the Registrant, consisting of an office building in Hurst, Texas and 65 undeveloped acres of realty in Forrest Hill, Texas, certain assets related to the Hurst office building and a $3,000 principal amount note payable to the Registrant were transferred to Walter G. Cook in satisfaction of the Cook Loans. In connection therewith, Mr. Cook assumed payment of a $150,000 mortgage loan on the two properties, on which $145,942.91 was owed, and certain obligations owing on the two properties.

 On February 9, 1999, the Registrant completed a loan agreement with seven private investors (the "Investors") wherein it received $1,000,000 (the "Loan"). The loan agreement further provides that an additional $500,000 could be borrowed if management determined that such additional funds were required for the operation of the business. The $1,000,000 Loan is evidenced by a promissory note dated February 12, 1999, the date of the first draw under the Loan Agreement, which note bears interest at 10% per annum. The note matures on August 31, 2000. The Investors also received Class A Warrants entitling them to purchase an aggregate of 2,000,000 shares of the Registrant's Common Stock. The Class A Warrants are exercisable at $.3125 per share and expire five years from February 9, 1999. Class A Warrants for the purchase of an aggregate of 351,250 shares of the Issuer's common stock were also issued to Gerald M. Holland and Damosa Saavedra, who are two individuals who represented the Investors in the negotiations with the Registrant which Class A Warrants were those the Investors would have otherwise received. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation - 1999 Private Financing."

 Under the terms of the Stock Exchange Agreement, the Registrant agreed to issue an additional 1,000,000 shares of the Registrant's Common Stock to Steve Gould, Robert Bray, Lee Kaplan and Gerald M. Holland (the "Shareholders") if the consolidated net revenues of the Registrant are at least $8,000,000 for the twelve (12) month period commencing March 1, 1999 (the "Year 1999 Additional Shares") and an additional 1,000,000 shares if the consolidated net revenues of the Registrant are at least $15,000,000 (on a non-cumulative basis) for the twelve (12) month period commencing March 1, 2000 (the "Year 2000 Additional Shares"). The Loan Agreement provides that in the event that the Shareholders shall be entitled to receive the Year 1999 Additional Shares, Class B Warrants for the purchase of an aggregate of 427,500 additional shares of the Registrant's Common Stock shall be issued to Gerald M. Holland and Damosa Saavedra. The Class B Warrants are exercisable at $.3125 per share and expire five years from March 1, 2000. In the event that the Shareholders shall be entitled to receive the Year 2000 Additional Shares, Class C Warrants for the purchase of an aggregate of 427,500 additional shares of the Registrant's Common Stock shall be issued to Gerald M. Holland and Damosa Saavedra. The Class C Warrants are exercisable at $.3125 per share and expire five years from March 1, 2001.

 On October 1, 1998, prior to the Registrant's acquisition of Encore International, Inc., Encore executed and delivered promissory notes in the amount of $56,000 each to Steve Gould and Lee Kaplan to evidence its debt for funds advanced to initiate the business of Encore. Such notes bore interest at the rate of 6% per annum and were to mature on September 30, 1999. Under the terms of the Loan Agreement with the Investors, both Messrs. Gould and Kaplan agreed to accept replacement notes which provide that no payment of interest or principal on such replacement notes may be made to them unless all payments of principal and interest due at that time on the promissory note delivered to the Investors shall have been made. The replacement notes delivered by the Registrant to Messrs. Gould and Kaplan bear interest at a rate of 10% per annum and mature August 31, 2000. In consideration for their accepting the replacement notes, Messrs. Gould and Kaplan have each received Class A Warrants to purchase 112,000 shares of Registrant's Common Stock. Such Class A Warrants are on the same terms and conditions as the Class A Warrants issued to the Investors pursuant to the Loan Agreement. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation - 1999 Private Financing."

Item 2. PROPERTIES.

Reference is made to Item 1 of this Annual Report on Form 10-KSB for information concerning the properties of the Registrant.

Item 3. LEGAL PROCEEDINGS.

There are no material legal proceedings pending against the Registrant or any of its subsidiaries.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS

Market Information

The principal United States market in which the Registrant's Common Stock has been traded in the past is the over-the-counter market. The Registrant has been advised by the National Quotation Bureau, LLC that during the fiscal year ended October 31, 1998, there were no bid or offer quotations for Registrant's Common Stock in the Pink Sheets published by it.

Security Holders

The approximate number of holders of record of the Registrant's Common stock as of October 31, 1998 was 232.

Dividends

The payment of dividends, if any, in the future will be at the discretion of the Registrant's Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements and its financial condition. The Registrant has not paid dividends since its inception and has no intention of doing so in the near future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Registrant's actual results to differ materially from those indicated by such forward-looking statements. See "Certain Factors Which May Affect Future Results."

During the fiscal year ended October 31, 1998, all of Registrant's revenues were from the rentals derived from the operation of the Hurst, Texas office building. The revenues from the Hurst, Texas office building were only sufficient to pay the expenses and mortgage debt service related to that building, which mortgage debt was paid off April 1, 1998. All other funding requirements of the Registrant were provided by advances made to it by Walter
G. Cook, its then principal shareholder. Other than the payment to be made to Walter Cook out of the proceeds of a $150,000 mortgage loan secured by the two properties which Registrant hopes to secure, the Registrant has been unable to make payments of interest or principal on its debt to Mr. Cook. Since the Registrant suffered continuing losses from its operations, unless the Registrant had been able to sell off its real estate holdings or find another source of capital, it would not have been able to pay its debt to Mr. Cook or to acquire other properties or assets to produce revenues.

Management of the Registrant had for the past three years been engaged in a search for an acquisition that would add a viable business to Registrant so as to place it in a position to be able to continue as a going concern. Taking that need into consideration, Registrant entered into the Stock Exchange Agreement with Encore and its shareholders as described in Item 1 to this Report. Although Encore has yet to commence its business activities, effective February 9, 1999, it entered into a loan agreement to provide it with $1,000,000 in operating capital and it anticipates that such financing will allow it start its business activities in the near future.

 After consummation of the Stock Exchange Agreement with Encore and Encore's subsequent merger with VisionQuest Worldwide, Inc., the Registrant intends to initiate and operate its marketing program (the "VisionQuest Marketing Program") though a national network of distributors. The VisionQuest Marketing Program has been developed by the officers of the Registrant who believe that the program illustrates a comprehensive understanding of the network marketing industry. The Registrant intends to align its product line with future health and business trends, as those trends are identified through research and other means.

 The three principal founding members of the business of VisionQuest are Steve Gould, Lee Kaplan and Robert Bray, who are the Registrant's current officers and directors.

Initial Products

 The natural health and nutritional supplement industry is a $30 billion plus a year business. The Registrant, through VisionQuest, intends to target the market pool identified as "baby boomers" and provide access for those individuals to innovative, effective and high demand life-enhancing products.

 The VisionQuest product line will be composed of historically proven, life-enhancing health remedies as well as new health discoveries from around the world including a variety of breakthrough products derived from the sea. Through high potency nutri-ceutical products and formulations developed using sound principles and time proven therapies such as homeopathy and Chinese and ayurvedic medicine, the VisionQuest product line is designed to promote consumer confidence and results. These proprietary products will be sold person to person or through convenient and automatic delivery to the customer's home.

 The VisionQuest product philosophy will be based on a three pronged approach to achieving optimum health: (i) cleanse the body of toxins, (ii) boost the body's immune system, and (iii) provide the body with comprehensive protection.

 VisionQuest is engaged in negotiations with a well-known alternative health care physician who is a specialist in homeopathic formulations in America. Through this alliance, VisionQuest will secure his exclusive endorsement of the products. The products have been formulated according to strict standards for quality and performance, and then electro-magnetically balanced to assure the formulas to be toxin free and effective.

 VisionQuest anticipates that its initial products ("Initial Products") will consist of four exclusive products: (i) a homeopathic formulation designed to cleanse the liver and kidneys; (ii) an herbal and homeopathic weight management product based on homeopathic principles; (iii) a high potency shark liver oil designed to enhance the body's natural immune system; and (iv) a marine nutri-ceutical formulation containing special anti-oxidants and omega 3 fish oils.

 All of the Initial Products consist of proprietary formulations of homeopathic and/or marine products and their distribution will be exclusive to VisionQuest. VisionQuest and the brokers of these product components are currently involved in negotiations to secure the exclusive rights to the distribution and sale of these products for VisionQuest. Additionally, VisionQuest is pursuing trademark and tradename registrations regarding possible tradenames for the Initial Products. This trademark process is not yet complete. VisionQuest has entered into an agreement with Marine Biologics, Inc., which is a broker for third party suppliers of the components of VisionQuest's Initial Products, whereby VisionQuest will have exclusive distribution rights for its products. This contract is for a term of five years and automatically renews for an additional term at the end of five years, provided that neither party provides written notification of its intention not to renew.

 VisionQuest has been actively working with a physician who is nationally recognized in the field of bariatric medicine to test and endorse a state-of-the-science weight loss regimen that the physician formulated. Initial results appear to be positive. It is anticipated that this weight management program will be combined with behavior modification to offer a safe and effective breakthrough in this area.

 VisionQuest also will market a high potency shark liver oil believed to boost the immune system and thereby help to enhance the body's defenses or immune system. The shark liver oil will be combined with a marine nutri-ceutical which is made from marine plants contains special anti- oxidants and omega 3 fish oils which are reputed to nourish the body.

 The Initial Products will be periodically and strategically followed with a variety of additional homeopathic and nutri-ceutical products which will compliment the VisionQuest marketing program.

VisionQuest Marketing Program

 VisionQuest intends to market its products through a network of independent contractors it will call "Members." These Members will purchase the product directly from VisionQuest and then resell the product to end-users, making a retail profit. In addition, through a comprehensive, state- of-the-art "multi-level" commission structure, Members will have the opportunity to earn bonuses on their member organization which they build at their own pace. The Members will be supported through an array of marketing and training tools provided by the Registrant.

 In the effort to quickly establish its membership network, VisionQuest has gathered commitments from a significant number of key independently contracted sales people with backgrounds in network marketing and business operation. VisionQuest intends, through utilization of these independent contractors, to recruit many more distributors into the network in a relatively short amount of time.

1999 Private Financing

 The Registrant estimated that it required between $1,000,000 to $1,500,000 in funding to establish the new line of business. Effective February 9, 1999, the Registrant entered into a Loan Agreement with seven individual investors (the "Investors"), pursuant to which the Investors agreed to lend $1,000,000 (the "Loan") to the Registrant. The loan proceeds have been placed into an escrow account which the Registrant may access for advances through application to a Disbursement Agent. The Disbursement Agent, Gerald M. Holland, is a shareholder of the Registrant and one of the Investors. In return for their agreement to loan funds to the Registrant, the Investors received a promissory note for $1,000,000 plus Class A Warrants for the purchase of an aggregate of 2,000,000 shares of the Registrant's common stock. The promissory note bears interest at the rate of 10% per annum and matures on August 31, 2000. The Class A Warrants have an exercise price of $.3125 per share and expire on February 8, 2004. The Investors also agreed to loan, on a pro rata basis, an additional $500,000 over and above the $1,000,000 original loan if additional funds are required by the Registrant for purchase of product. If the additional loan is made, the Investors will receive additional Class A Warrants on a pro rata basis for the additional funds loaned. Class A Warrants for the purchase of an aggregate of 351,250 shares of the Registrant's common stock were also issued to Gerald M. Holland and Damaso W. Saavedro, two individuals who represented the Investors in the negotiations with the Registrant, which were Warrants those Investors would have otherwise received. As additional collateral for the Loan, Steve Gould, Lee Kaplan, Robert Bray and Gerald Holland executed a Non-Recourse Pledge Agreement and an Irrevocable Proxy in favor of the Investors. The Pledge Agreement provides that Messrs. Gould, Kaplan, Bray and Holland pledge as collateral security for payment of the Loan an aggregate of 4,978,264 shares of the Registrant's Common Stock which they hold to the Investors. The Investors at any time prior to repayment of the initial loan and/or the additional loan may use the Irrevocable Proxy to vote on major decisions presented to the Registrant's shareholders, provided however, that the Proxy may not be used by the Investors to vote to remove any director or officer from the Registrant for reasons other than gross negligence, theft, or legal incompetency. Further, the Investors may not vote to elect any person as a director of the Registrant other than those persons currently holding that position. The Proxy terminates upon repayment of the initial loan and/or the additional loan to the Investors.

 In connection with the Loan, the Registrant also granted to the Investors a Master Distributorship directly below the Master Distributorship granted to Lee Kaplan (see Item 10 - Executive Compensation for a description of Mr. Kaplan's Master Distributorship). The Master Distributorship granted to the Investors shall be operated in accordance with the policies of VisionQuest Worldwide, Inc., the subsidiary of the Registrant, and is entitled to receive compensation in accordance with VisionQuest's Distributor Compensation Plan, commissions and bonuses on down-line sales activity. The Investors shall receive 80% of the commissions earned by the Master Distributorship and 10% of such commissions shall be paid to each of Messrs. Holland and Saavedra. Payment of the commission earned by the Master Distributorship will be made monthly by the Registrant and will be included in the Company's regular monthly bonus run as to its Distributors and/or Members.

 On October 1, 1998, prior to the Registrant's acquisition of Encore International, Inc., Encore executed and delivered promissory notes in the amount of $56,000 each to Steve Gould and Lee Kaplan in payment for funds advanced by them to initiate the business of Encore. Such notes bore interest at the rate of 6% per annum and matured on September 30, 1999. In connection with the Registrant's 1999 private financing, both Messrs. Gould and Kaplan agreed to accept replacement notes which provided that no payment of interest or principal may be made to them until such time as all payments of principal and interest due on the promissory notes delivered to the Investors shall have been made. The replacement notes delivered by the Registrant to Messrs. Gould and Kaplan bear interest at a rate of 10% per annum and mature August 31, 2000. In addition to the replacement notes, Messrs. Gould and Kaplan will each receive Class A Warrants to purchase 112,000 shares of Registrant's Common Stock. Such Class A Warrants are on the same terms and conditions as the Class A Warrants issued to the Investors in the 1999 Private Financing.

Use of Proceeds of 1999 Private Financing

 The majority of the proceeds of the 1999 private financing will be utilized for operating capital during VisionQuest's pre-launch phase. The funding will provide for payroll, deposits for software development, communications equipment, lease and cash payments on furniture as well as office and computer related equipment. Large deposits and payments are due on product inventory and marketing materials. The total expenses for this period will exceed $874,000.

 During the first three months of operation, the Registrant will utilize the loan proceeds for the cost of day to day business until such time as VisionQuest's operations are expected to earn a profit. Additionally, capital is required to cover aggressive product and marketing material purchases, particularly if the growth of the distributor force should exceed projections.

 The Registrant intends to pursue a moderately aggressive approach to building inventory during the first six months, while maintaining some funds in reserve so that it can support the needs of the Registrant's Members in a timely manner.

Certain Factors Which May Affect Future Results

 The Registrant may be considered a development stage company because of its entry into a new line of business and there is a significant risk that the Registrant may not be able to obtain the volume of business necessary to become a going concern. The Registrant believes that the VisionQuest business plan provides a comprehensive approach in assembling all the essential parts that will make up a successful network marketing company; however, there can be no assurance that the Registrant will be able to generate revenues or achieve profitable operations.

 The Registrant's capital requirements in connection with its VisionQuest development activities have been and will continue to be significant. To date, it has been dependent upon the proceeds of sales of its securities to private investors to fund its development activities. The Registrant anticipates that its available cash will be sufficient to satisfy its contemplated cash requirements for at least the next 12 months. After such time, the completion of the Registrant's development activities relating to its products and the commencement of marketing activities in connection with such products will require continued funding. The Registrant has no current arrangements other than those described above with respect to sources of additional financing and there is no assurance that other additional financing will be available to the Registrant in the future on commercially reasonable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Registrant, including possibly requiring the Registrant to curtail or cease operations. To the extent that any future financing involves the sale of the Registrant's equity securities, the Registrant's then existing stockholders could be substantially diluted.

 The Registrant does not contemplate that it will directly manufacture any of its products. It intends to contract with third parties to manufacture its products. Although management believes it will be able to negotiate satisfactory manufacturing and supply agreements, the failure to do so would have a material adverse effect on the Registrant. Furthermore, there can be no assurance that such manufacturers will dedicate sufficient production capacity to satisfy the Registrant's requirements within scheduled delivery times or at all. Failure or delay by the Registrant's suppliers in fulfilling its anticipated needs would adversely affect the Registrant's ability to develop and market its products. While management believes that it has or will be making satisfactory arrangement for supply of its products it anticipates that the Registrant will obtain certain of them from a single source, or limited number of sources, of supply. In the event that certain of such suppliers are unable or unwilling to provide the Registrant with the products on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on the Registrant's operations.

 The markets that the Registrant intends to enter are characterized by intense competition. The Registrant's products will directly compete with similar products of numerous well- established companies. Certain of the competitors dominate their industries and have the necessary financial resources to enable them to withstand substantial price competition or downturns in the market for the products, which the Registrant may not be able to withstand.

Item 7. FINANCIAL STATEMENTS.

 The financial statements and supplementary data are indexed in Item 13 hereof.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

 During the fiscal year ended October 31, 1998, the Registrant had no changes in or disagreements with its independent auditing firm. However, subsequent to the end of its fiscal year, it dismissed its previous firm of Spillar, Mitcham, Eaton & Bicknell, L.L.P. ("Spillar"), the independent accounting firm which audited the financial statements of the Registrant during fiscal year 1997. Spillar's report on the Registrant's financial statements included in the Annual Report on Form 10-K for the three year period ended October 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and, except as to the ability of the Registrant to continue as a going concern, was neither qualified nor modified as to uncertainty, audit scope, or accounting principles. The Registrant engaged Buchbinder Tunick & Registrant, L.L.P. as its new independent accountants. The decision to change accountants was approved by the Board of Directors of the Registrant on January 15, 1999. The Registrant reported this change of independent auditors in its Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 1999.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 The following information is provided with respect to each director and officer of the Registrant as of October 31, 1998:

Name                  Age           Position

Walter G. Cook        71            President, Chief Executive and Financial
                                    Officer and Director
Peggy Janes           49            Secretary-Treasurer and Director

 Walter G. Cook was President of the Registrant from 1989 to November 27, 1998 and a Director and officer of the Registrant from 1975 to November 27, 1998. Mr. Cook has been a practicing attorney in Fort Worth, Texas since 1952.

 Peggy Janes was Secretary-Treasurer of the Registrant from March 1, 1989 to November 27, 1998 and a director from September 1984 to November 27, 1998. Ms. Janes has been employed by Walter G. Cook as an administrative assistant for more than 23 years.

 The persons who became directors and executive officers of the Registrant as of November 27, 1998 are as follows:

Name                 Age             Position

Steve Gould         38               President, Chief Executive Officer
                                     and a director
Lee Kaplan          46               Chairman of the Board of Directors,
                                     Vice-President and a director
Robert Bray         49               Secretary and a director


 Steve Gould has been President, Chief Executive Officer and a director of the Registrant since November 27, 1998. From December 1991 to July 1998, he was President and Chief Executive Officer of Equinox International, a marketing company selling a wide variety of health related products.

 Lee Kaplan has been Chairman of the Board of Directors, Vice President and a director of the Registrant since November 27, 1998. For the past 20 years, Mr. Kaplan has been self-employed as a marketing consultant.

 Robert Bray has been Secretary and a director of the Registrant since November 27, 1998. He has served as President of Covenant Brothers, a retail clothing company, from January 1982 to the present and has also been employed as an Executive Distributor for NuSkin International, a retailer of nutritional products, from April 1993 to the present.

 Pursuant to the provisions of the Registrant's Bylaws, the Registrant's current directors and executive officers hold office until his or her successor is elected or appointed and qualified, or until his or her death, resignation or removal by the Board of Directors.

The term of each director will expire at the next Annual Meeting of Stockholders and when their respective successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors.

Pursuant to the terms of the Loan Agreement, the Investors are entitled to designate two individuals to be elected to the Registrant's Board of Directors. They have designated Gerald Holland and Jules Ross, both of whom are Investors. Such persons will be elected to the Board at the next meeting of the Board.

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

Based solely on its review of copies of such forms received by the Registrant and representations from certain Reporting Persons, the Registrant believes that during the fiscal year ended October 31, 1998, its Reporting Persons, consisting of the officers and directors listed above in this Item 9 and the persons owning more than 10% of the outstanding Common Stock listed in Item 11 of this Report, complied with all filing requirements applicable to them.

Item 10. EXECUTIVE COMPENSATION

No compensation was paid or accrued for the benefit of any executive officer of the Registrant during the fiscal year ended October 31, 1998.

Employment and Distributorship Agreements

 Encore (now VisionQuest) and Steve Gould have entered into a five-year employment agreement commencing October 15, 1998, which provides that Mr. Gould shall receive an initial salary of $200,000 annually with a guaranteed annual increase of not less than 10% and a bonus of 1% of the gross sales revenue as
computed on a monthly basis.   Thus, Mr. Gould's aggregate annual income is
based on the revenue level he is able to attain for the Registrant.

Neither Mr. Kaplan nor Mr. Bray will receive a salary from the Registrant. VisionQuest has granted a Master Distributorship to a group of eight investors, which group includes Messrs. Kaplan and Bray, who advanced funds to Encore prior to its acquisition by the Registrant. The Master Distributorship is the sole distributorship granted directly from the Registrant and is the first (or highest) tier of distributorship in the VisionQuest Marketing Program. All distributorships held by individual Members branch from the Master Distributorship. In accordance with the Registrant's Marketing Compensation Plan, the Master Distributorship will receive a portion of the sales effected by all Members holding Distributorships beneath it in the tier of organization. Of the revenues generated under the Master Distributorship, Mr. Kaplan will receive 55% and Mr. Bray will receive 10%. The remaining 35% of generated revenues will be paid, on a pro rata basis, to the remaining six investors who loaned funds to Encore prior to its acquisition by the Registrant.

VisionQuest has also granted a Distributorship to Steve Gould, which distributorship is one of several second-tier distributorships and, as such, branches directly off of Mr. Kaplan's Master Distributorship. Mr. Gould will receive a portion of the sales effected by all Members holding distributorships beneath his in the tier of organization.

The amount of revenues received under the various Distributorship agreements will be paid in accordance with the Registrant's Marketing Compensation Plan, which is being developed by management. Since the Marketing Compensation Plan is not finalized, the Registrant is unable at this time to project the exact amount of revenues which will be received by Messrs, Gould, Kaplan and Bray under the Distributorships

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares, based on information obtained from the persons named below, of the Common Stock of the Registrant beneficially owned as of November 30, 1998 by (i) owners of more than 5% of the Registrant's Common Stock, (ii) each director of the Registrant and (iii) all officers and directors of the Registrant as a Group:

Name and Address (1)   Number of Shares    Percentage Owned (3)
                       Owned(2)

Steve Gould(4)(5)      2,090,382           30.4%
Lee Kaplan(5)          2,090,382           30.4%
Robert Bray(5)           550,000            8.0%
Walter G. Cook(6)        541,978(7)         7.9%
Nancy M. Cook(6)         541,978(8)         7.9%
All officers and
directors  as a
Group (3 persons)      4,730,764           68.8%

(1) Unless otherwise noted, the address of each of the persons listed above is care of the Registrant.

(2) Unless otherwise noted, the Registrant believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Based upon 6,873,860 shares of Common Stock outstanding as of November 27, 1998. This amount does not include any shares issuable upon the exercise of the Class A Warrants issued as a result of the 1999 Private Financing.

(4) Owned of record by Fat Cat, LLC, of which Steve Gould is the owner of all of its equity. In connection with Mr. Gould entering into an Employment Agreement with Encore, Mr. Kaplan sold to Mr. Gould 50% of his holdings of the Common Stock of Encore (the "Shares") at a purchase price equal to the price Mr. Kaplan paid to purchase the Shares. In the event of a material breach by Mr. Gould of his Employment Agreement with Encore before October 15, 1999, Mr. Gould has agreed that he will sell and Mr. Kaplan will be required to repurchase all of the Shares (represented by Continental stock after the completion of the Stock Exchange Agreement) from Mr. Gould for the price paid for the Shares.

(5) As a condition of the Loan Agreement entered into by the Registrant and seven private individuals (the "Investors") effective February 9, 1999, Steve Gould, Lee Kaplan, Robert Bray and Gerald M. Holland executed a Non-Recourse Pledge Agreement and an Irrevocable Proxy in favor of the Investors. The Pledge Agreement provides that Messrs. Gould, Kaplan, Bray and Holland shall pledge an aggregate of 4,978,264 shares of the Registrant's Common Stock which they hold to the Investors as collateral security for repayment of the loans made or to be made under the Loan Agreement with the Investors. Further, Class A Warrants for the purchase of 112,000 shares of the Registrant's Common Stock issued to each of Messrs. Gould and Kaplan will be pledged. In addition, the Investors at any time prior to repayment of the initial loan and/or the additional loan may use the Irrevocable Proxy to vote on major decisions presented to the Registrant's shareholders, provided however, that the Proxy may not be used by the Investors to vote to remove any director or officer from the Registrant for reasons other than gross negligence, theft, or legal incompetency. Further, the Investors may not vote to elect any person as a director of the Registrant other than those persons currently holding that position. The Proxy terminates upon repayment of the initial loan and/or the additional loan to the investors.
See Management's Discussion and Analysis of Financial Condition and Plan of Operation - 1999 Private Financing.

(7) The address is 1020 Macon Street, Fort Worth, Texas 76102.

(8) Includes 305,239 shares of Common Stock owned by Nancy Cook, Walter G. Cook's wife. Mr. Cook disclaims any beneficial ownership of the shares owned by his wife.

(9) Includes 235,739 shares of Common Stock owned by Walter G. Cook. Nancy Cook disclaims beneficial ownership of the shares held by her husband, Walter
G. Cook.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Since November 1, 1996, no director or executive officer of the Registrant, any nominee to election as a director, or any person know to the Registrant to own of record or beneficially more than 5% of the Registrant's Common Stock or any member of the immediate family of any of the foregoing persons had, or will have, any direct or material interest in any transaction or series of similar transactions to which the Registrant or any of its subsidiaries, was or is to be a party, in which the amount involved exceeds $60,000, except as follows:

As of November 1, 1994, the Registrant was indebted to Walter G. Cook and a corporation owned by him in the amount of $678,083 representing an aggregate of unpaid principal and interest on loans made by Mr. Cook since he became the principal shareholder of the Registrant in 1975. Such loans bore interest at rates of 8-10% per annum. During the three year period ended October 31, 1997, as a result of additional loans made by Mr. Cook to the Registrant and accrued interest, $778,001 of principal and interest was owed to Mr. Cook and the aforesaid corporation as of October 31, 1997 (the "Cook Loans"). The debt of $778,001 bears interest at the rate of 12% per annum. On October 14, 1998, the Registrant paid down the Cook Loans by $150,000.

 Under the terms of the Stock Exchange Agreement, the two properties owned by the Registrant, consisting of an office building in Hurst, Texas and 65 undeveloped acres of realty in Forrest Hill, Texas, certain assets related to the Hurst office building and a $3,000 note payable to the Registrant were transferred to Walter G. Cook in satisfaction of the Cook Loans. The satisfaction of the Cook Loans upon the terms set forth in the preceding sentence took place on November 20, 1998. In connection therewith, Mr. Cook assumed payment of a $150,000 mortgage loan on the two properties.

 On October 1, 1998, prior to the Registrant's acquisition of Encore International, Inc., Encore executed and delivered promissory notes in the amount of $56,000 each to Steve Gould and Lee Kaplan in payment for funds advanced by them to initiate the business of Encore. Such notes bore interest at the rate of 6% per annum and matured on September 30, 1999. In connection with the Registrant's 1999 private financing, both Messrs. Gould and Kaplan agreed to accept replacement notes which provide that no payment of interest or principal may be made to them unless at such time all payments of principal and interest then due on the promissory note delivered to the Investors shall have been made. The replacement notes delivered by the Registrant to Messrs. Gould and Kaplan bear interest at a rate of 10% per annum and mature August 31, 2000. In consideration of their agreeing to accept the replacement notes, Messrs. Gould and Kaplan each received Class A Warrants to purchase 112,000 shares of Registrant's Common Stock. Such Class A Warrants are on the same terms and conditions as the Class A Warrants issued to the Investors in the 1999 Private Financing. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation - 1999 Private Financing."

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF
         FORM 8-K.

(a) Financial Statements  (indexed as F-1 to F-9)

 Reports of Independent Certified Public Accountants:

   Buchbinder Tunick & Company LLP                      F-1

   Spillar, Mitcham, Eaton & Bicknell, LLP              F-2

  Consolidated Balance Sheet as of October 31, 1998     F-3

  Consolidated Statement of Operations and
Accumulated Deficit for the two years
ended October 31, 1998                                  F-4

  Consolidated Statement of Cash Flows
   for the two years ended October 31, 1998             F-5

  Notes to Consolidated Financial Statements            F-6

 (b) Reports on Form 8-K

Form 8-K filed December 8, 1998 regarding the Registrant's acquisition of Encore International, Inc. ("Encore").

(c) Exhibits  (Index)

 The following exhibits required to be filed by Item 601 of Regulation S-B are incorporated by reference or attached to and filed as part of this Annual Report on Form 10-KSB:

No.      Description:

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

10.4 Promissory Note of National Heritage Corporation and Continental Heritage Corporation dated October 31, 1994 payable to Walter G. Cook in the amount of $226,929.81*

10.5 Promissory Note of Apollo Enterprises, Inc. and Continental Heritage Corporation dated October 31, 1994 payable to Walter G. Cook in the amount of $41,860.79*

10.6 Promissory Note of Registrant and Apollo Enterprises, Inc., Manhattan National Properties, Inc. and National Heritage Corporation dated October 31, 1997 payable to Walter G. Cook in the amount of $778,001.27. *

10.7 Stock Exchange Agreement dated November 27, 1998 by and among the Registrant and the shareholders of Encore***

10.8 Employment Agreement between Steve Gould and Encore International, Inc. dated as of October 15, 1998.

10.9     Loan Agreement dated February 9, 1999

10.10    Form of $1,000,000 Promissory Note delivered to the Investors

10.11    Form of Class A Warrant

10.12    Form of Class B Warrant

10.13    Form of Class C Warrant

10.14    Non-Recourse Pledge Agreement

10.15    Irrevocable Proxy

10.16    Subordinated Promissory Note from Registrant in favor of Steve Gould

10.17    Subordinated Promissory Note from Registrant in favor of Lee Kaplan

21.      List of Subsidiaries
------------------------
* Incorporated by reference to the Exhibit bearing the same number in Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

**Incorporated by reference to the Exhibit to Registrant's Quarterly
Report on Form 10-Q dated September 11, 1998 and filed on September 14, 1998.

*** Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 8, 1998.


                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 1999.                   CONTINENTAL HERITAGE CORPORATION

                                         BY:  /s/Steve Gould
                                              Steve Gould, President,
                                              Chief Executive Officer
                                              and Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 12, 1999.                        /s/Steve Gould
 .
                                              Steve Gould, President,
                                              Chief Executive Officer,
                                              Chief Financial Officer
                                              and Director

Dated: March 12, 1999.                        /s/ Lee Kaplan
 .                                             Lee Kaplan, Vice President
                                              and Chairman of the
                                              Board of Directors

Dated: March 12, 1999.                        /s/Robert Bray
 .                                             Robert Bray, Secretary and
                                              Director

                         INDEX TO FINANCIAL STATEMENTS

                                                                   Page

Reports of Independent Certified Public Accountants:

 Buchbinder Tunick & Company LLP                                   F-1

 Spillar, Mitcham, Eaton & Bicknell, LLP                           F-2

Consolidated Balance Sheet as of October 31, 1998                  F-3

Consolidated Statement of Operations and Accumulated Deficit
 for the two years ended October 31, 1998                          F-4

Consolidated Statement of Cash Flows
 for the two years ended October 31, 1998                          F-5

Notes to Consolidated Financial Statements                         F-6


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
Continental Heritage Corporation

 We have audited the accompanying consolidated balance sheet of Continental Heritage Corporation and subsidiaries as of October 31, 1998, and the related consolidated statements of operations and accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Heritage Corporation and subsidiaries as of October 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                             BUCHBINDER TUNICK & COMPANY LLP

Boca Raton, Florida
January 22, 1999





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
Continental Heritage Corporation

 We have audited the accompanying consolidated statements of operations and accumulated deficit and cash flows of Continental Heritage Corporation and subsidiaries for the year ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Continental Heritage Corporation and subsidiaries as of October 31, 1997 in conformity with generally accepted accounting principles.



                                  SPILLAR, MITCHAM EATON & BICKNELL LLP

Fort Worth, Texas
June 10, 1998

               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                October 31, 1998

                                     ASSETS

Current assets:
 Cash                                                      $   40,593
 Prepaid expenses                                               3,883
 Future tax benefits                                           31,000
 Note receivable                                                2,613
                                                               ------
  Total current assets                                         78,089

Property assets, at cost less
 Accumulated depreciation of $211,330                         415,084

Other assets - raw land and development costs                 260,917
                                                              --------
    Total assets                                           $  754,090
                                                              =======

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Accounts payable                                          $   37,646
 Note payable                                                  20,000
 Current portion of long-term debt                             60,000
 Security deposits                                              5,630
                                                               ------
  Total current liabilities                                   123,276

Long-term debt                                                784,033

Stockholders' deficiency:
 Common stock - par value $.10;
  10,000,000 shares authorized;
  1,373,860 shares issued and outstanding                     137,386
 Additional paid-in capital                                   468,425
 Accumulated deficit                                         (759,030)
                                                              -------
  Total stockholders' deficiency                             (153,219)

    Total liabilities and stockholders' deficiency         $  754,090
                                                              =======

                See notes to consolidated financial statements.


               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
          Consolidated Statement of Operations and Accumulated Deficit
                 For the years ended October 31, 1998 and 1997

                                               1998           1997

Rental income                            $  220,870        $  184,367
                                            -------           -------
Costs and expenses:
 Building and operating costs               147,995           106,062
 Interest                                    91,680            34,122
 Depreciation                                25,642            25,132
 General and administrative                  45,428             5,795
                                            -------           -------
   Total costs and expenses                 310,745           171,111

                                            (89,875)           13,256

Other income (expenses):
 Loss on sale of undeveloped land            (7,920)                -
 Interest income                              1,842                 -
                                              -----            ------
   Total other income (expense)              (6,078)                -
                                              -----            ------
Income (loss) before provision for
 federal income taxes                       (95,953)           13,256
Provision (credit) for federal income taxes  (6,800)            5,379
                                             ------            ------
Net income (loss)                           (89,153)            7,877
Accumulated deficit, beginning of year     (669,877)         (677,754)

Accumulated deficit, end of year         $ (759,030)        $(669,877)
                                            -------           -------
Net income (loss) per common share       $        (.06)     $        .01
                                            ----------        ----------
Weighted average number of
 common shares outstanding                1,373,860         1,373,860
                                          ---------         ---------


                See notes to consolidated financial statements.


               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                 For the years ended October 31, 1998 and 1997

                                               1998           1997

Operating activities:
  Net income (loss)                      $   (89,153)       $   7,877
 Adjustments to reconcile net income
 (loss) to  net cash provided by
 (used in)  operating activities:
   Depreciation                               25,642           25,132
   Loss on sale of undeveloped land            7,920                -
   (Increase) decrease in deferred tax asset  (6,800)           5,379
   Increase (decrease) in accrued interest
    due to stockholder                       (87,145)          29,045
   Increase (decrease) in accounts payable    24,451           (1,218)
   Other                                     (12,214)            (371)
                                              ------            -----
    Net cash provided by (used in)
       operating activities                 (137,299)          65,844
                                             -------           ------
Investing activities:
 Purchase of property assets                  (1,616)          (4,075)
 Sale of undeveloped land                      3,000                -
                                               -----            -----
     Net cash provided by (used in)
       investing activities                    1,384           (4,075)
                                               -----            -----
Financing activities:
 Proceeds from borrowings                    170,000            3,370
 Repayment of debt                           (29,800)         (46,918)
                                             -------           ------
    Net cash provided by (used in)
       financing activities                  140,200          (43,548)
                                             -------           ------
Increase in cash                               4,285           18,221
Cash, beginning of year                       36,308           18,087
                                              ------           ------
Cash, end of year                        $    40,593       $   36,308
                                              ======           ======

Supplementary cash flow disclosure:

 Interest paid                           $   177,000       $    5,076
                                             =======            =====

                See notes to consolidated financial statements.

               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           October 31, 1998 and 1997


Note 1 -  Significant Accounting Policies

 Principles of Consolidation

 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany items and transactions have been eliminated in consolidation.

The Company is engaged in the business of operating and developing real estate. In 1998 and 1997, approximately 65% and 70%, respectively, of the Company's rental income was derived from one tenant, the State of Texas. Reference is made to Note 7 elsewhere herein for information about transactions effected subsequent to October 31, 1998 that result in a change in the nature of the Company's business.

Property Assets

Property assets are recorded at cost. Depreciation expense is calculated by the straight-line method over the estimated useful lives of the assets which approximate 20 years for buildings and improvements and 6 years for furniture and fixtures. The cost of improvements and betterments is capitalized, while maintenance and repairs are charged to operations as incurred.

 Raw Land

The Company's investment in undeveloped land is stated at cost plus expenditures for interest and property taxes, which are capitalized.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 -  Property Assets

At October 31, 1998, property assets are summarized as follows:

  Land                                               $  115,920
  Buildings and improvements                            506,223
  Furniture and fixtures                                  4,271
                                                        -------
                                                        626,414

  Accumulated depreciation                              211,330

                                                     $  415,084
                                                        =======
Note 3 - Note Payable

A note payable to Encore International, Inc. (Note 7) matures in October, 1999, and bears interest at 8% per annum.


Note 4 -  Long-Term Debt

 At October 31, 1998, long-term debt consists of the following:

  Note payable - bank (a)                             $  150,000
  Loans payable - stockholder (b)                        694,033
                                                         -------
                                                         844,033

  Portion due within one year                             60,000
                                                         -------
                                                      $  784,033
                                                         =======
(a) Due in monthly installments of $5,000 each, with interest at 7.3%. The interest rate will be adjusted on April 15, 1999 to a rate equal to the then prime lending rate, plus 1%. The note is collateralized by real estate.

(b) From time-to-time, the Company's principal stockholder has advanced money to it. The notes are due on demand or, if no demand, within three years of the date made, bear interest at 12% per annum, and are unsecured. Included in the indebtedness is accrued but unpaid interest aggregating approximately $283,000. See Note 7 for information about the satisfaction of this obligation by the transfer of the Company's operating assets to and the assumption of substantially all related liabilities by the principal stockholder on November 20, 1998.

Note 5 -  Related Party Transactions

The Company rents office space from its principal stockholder on a month-to-month basis. Such rental expense amounted to $3,270 in both 1998 and 1997.

Note 6 - Income Taxes

The Company reports income for federal income tax purposes on a calendar year basis. At October 31, 1998, it had net operating loss carryforwards of approximately $346,000 available to it for application against future taxable income. Such carryforward is exclusive of accrued but unpaid interest expense aggregating approximately $149,000, which would become deductible when paid.

The carryforwards begin to expire in 2003. However, substantially all such carryforwards will no longer be available to the Company as a result of transactions effected in November, 1998, which result in a change in the nature of its business. See Note 7 for additional information.

The Company has recorded a deferred tax asset to reflect the estimated future tax benefits of its loss carryforwards. The provision for federal income taxes reflects a valuation allowance, of $43,000 at October 31, 1998 and $35,914 at October 31, 1997.

Note 7 - Subsequent Events

In a transaction effected on November 20, 1998, the Company effectively terminated its previously conducted real estate operations by transferring all its operating assets and substantially all related liabilities to its principal stockholder in satisfaction of an indebtedness owing to him. The transaction resulted in an extraordinary gain of approximately $96,500, net of related income taxes of approximately $31,000.

On November 27, 1998, the Company and its stockholders entered into a Stock Exchange Agreement with the shareholders of Encore International, Inc. whereby the Company acquired the outstanding stock of Encore in exchange for 5,500,000 shares of the Company's common stock with a maximum 2,000,000 additional common shares issuable to Encore's stockholders in the event certain sales levels are achieved by the Company on a consolidated basis during the next two years. The combination will be accounted for as a reverse acquisition.

Encore was organized on December 30, 1997, and has realized no revenues from operations. It considers itself to be a development stage company and intends to engage in the wholesale and retail distribution of nutri-ceutical and homeopathic products.

After giving effect to the foregoing transactions, unaudited pro forma combined financial position and results of operations as of and for the year ended October 31, 1998 are summarized as follows:

Balance Sheet - October 31, 1998
 Current assets                                  $   28,000
 Property assets                                      5,000
                                                     ------
  Total assets                                   $   33,000

Current liabilities                              $  297,000
Stockholders' deficiency                           (264,000)
                                                    -------
  Total liabilities and stockholders' deficiency $   33,000
                                                     ======
Statement of Operations
 for the year ended October 31, 1998
  Rental income                                  $  221,000
                                                    =======
  Loss before extraordinary credit
    on settlement of indebtedness                $ (297,000)
                                                    =======
 Net loss (a)                                    $ (201,000)
                                                    =======
 Per common share (based upon 5,957,193
   weighted average shares outstanding):
  Loss before extraordinary credit               $     (.05)
                                                        ===
  Net loss                                       $     (.03)
                                                        ===
(a) Includes Encore's net loss of approximately $206,000, consisting solely of costs incurred during its development stage.

* As stated in Item 5 of this Annual Report on Form 10-KSB, there were no published quotations in the Pink Sheets for the Registrant's common stock during the fiscal year of the Registrant ended October 31, 1998. The Registrant has been advised by the National Quotation Bureau, the publisher of the Pink Sheets, that there have been no published quotations for such stock since October 31, 1994. Accordingly, no aggregate market value for the stock held by non-affiliates can be provided.