Form 10KSB/A
period 1998-10-31
CONTINENTAL HERITAGE CORP
filed 1999-05-17
CIK 24055

FORM 10-KSB/A

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

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ x ]   No [  ]

   Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

   State issuer's revenues for its most recent fiscal year: $220,870

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as
of a specified date within the past 60 days: $    .

                  (ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PAST FIVE YEARS)

   Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after
distribution of securities under a plan confirmed by a court.   Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,873,860 shares of Common Stock outstanding as of January 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

   Transitional Small Business Disclosure Format (check one): Yes [  ]  No [x]

                              PURPOSE OF AMENDMENT

   This amendment to the Annual Report of Continental Heritage Corporation on Form 10-KSB for the fiscal year ended October 31, 1998, amends and modifies

        Item 10. Executive Compensation
        Item 13. Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K
        Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF
                 FORM 8-K.

                                    PART III

        Item 10. EXECUTIVE COMPENSATION

                No compensation was paid or accrued for the benefit of any executive officer of the Registrant during the fiscal year ended October 31, 1998.

                Lee Kaplan Consultant Agreement

     Effective March 1999, Encore (now VisionQuest) retained Lee Kaplan as a consultant with respect to matters concerning the establishment and maintenance of the network of independent contractors to be assembled in connection with the VisionQuest Marketing Program. Mr. Kaplan shall receive monthly compensation of $5,000 commencing March 1999.

     Prior to the acquisition by Registrant of Encore, Lee Kaplan acted as a consultant to Encore. For such services, $172,000 was accrued as compensation of which $43,000 was paid with a balance of $129,000 reflected as indebtedness as of October 31, 1998. Expenses, such as travel and lodging, incurred by Mr. Kaplan in performing such services were borne by Mr. Kaplan out of the compensation paid or payable to him. Robert Bray Severance Agreement

     Prior to the acquisition by the Registrant of Encore, Robert Bray received compensation from Encore in the form of consulting fees in the amount of $42,748 as payment for his services as an officer of Encore. Effective October 1, 1998, Encore (now VisionQuest) and Robert Bray entered into an agreement which provides that VisionQuest shall pay to Robert Bray as severance compensation the total sum of $30,000, payable $5,000 per month until paid, and that said severance compensation shall be payable commencing January 1999. Employment and Distributorship Agreements

     Encore (now VisionQuest) and Steve Gould have entered into a five-year employment agreement commencing October 15, 1998, which provides that Mr. Gould shall receive an initial salary of $200,000 annually with a guaranteed annual increase of not less than 10% and a bonus of 1% of the gross sales revenue as computed on a monthly basis. Thus, Mr. Gould's aggregate annual income is based on the revenue level he is able to attain for the Registrant.

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

   The amount of revenues received under the various Distributorship agreements will be paid in accordance with the Registrant's Marketing Compensation Plan, which is being developed by management. Since the Marketing Compensation Plan is not finalized, the Registrant is unable at this time to project the exact amount of revenues which will be received by Messrs, Gould, Kaplan and Bray under the Distributorships


        Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF
                  FORM 8-K

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

    Exhibits:

   (b) Exhibits  (Index)

     The following exhibits required to be filed by Item 601 of Regulation S-B are incorporated by reference or attached to and filed as part of this Annual Report on Form 10-KSB:


No.      Description:

 2.1 Plan and Agreement of Merger of Station One West with and into Registrant dated January 9, 1994

 2.2      Letter of Intent dated August 27, 1998 among the Registrant, Walter
          G. Cook, Encore International, Inc. and Lee Kaplan **

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

10.8 Employment Agreement between Steve Gould and Encore International, Inc. dated as of October 15, 1998****.

10.9      Loan Agreement dated February 9, 1999****.

10.10    Form of $1,000,000 Promissory Note delivered to the Investors****.

10.11    Form of Class A Warrant****.

10.12    Form of Class B Warrant****.

10.13    Form of Class C Warrant****.

10.14    Non-Recourse Pledge Agreement****.

10.15    Irrevocable Proxy****.

10.16    Subordinated Promissory Note from Registrant in favor of Steve
         Gould****.

10.17    Subordinated Promissory Note from Registrant in favor of Lee
         Kaplan****.

10.18    Amended and Restated Supply and Marketing Agreement*****

10.19    Consulting Agreement with Dr. Leonard Haimes*****

21.      List of Subsidiaries****.

27.      Financial Data Schedule (for SEC use only). *****

*****Filed with this Amendment,

(c)  Reports on Form 8-K.

     None

                         INDEX TO FINANCIAL STATEMENTS

                                                            Page

Reports of Independent Certified Public Accountants:

 Buchbinder Tunick & Company LLP                                F-2

 Spillar, Mitcham, Eaton & Bicknell, LLP                        F-3

Consolidated Balance Sheet as of October 31, 1998               F-4

Consolidated Statement of Operations and Accumulated Deficit
 for the two years ended October 31, 1998                       F-5

Consolidated Statement of Cash Flows
 for the two years ended October 31, 1998                       F-6

Notes to Consolidated Financial Statements                      F-7


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



                              SPILLAR, MITCHAM EATON & BICKNELL LLP

Fort Worth, Texas
June 10, 1998




               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                October 31, 1998

                                     ASSETS

Current assets:
 Cash                                                    $   40,593
 Prepaid expenses                                             3,883
 Future tax benefits                                         31,000
 Note receivable                                              2,613
                                                             ------
  Total current assets                                       78,089

Property assets, at cost less
 Accumulated depreciation of $211,330                       415,084

Other assets - raw land and development costs               260,917
                                                            -------
     Total assets                                        $  754,090
                                                            =======

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Accounts payable                                        $   37,646
 Note payable                                                20,000
 Current portion of long-term debt                           60,000
 Security deposits                                            5,630
                                                            -------
  Total current liabilities                                 123,276

Long-term debt                                              784,033

Stockholders' deficiency:
 Common stock - par value $.10;
  10,000,000 shares authorized;
  1,373,860 shares issued and outstanding                   137,386
 Additional paid-in capital                                 468,425
 Accumulated deficit                                       (759,030)
                                                            -------
  Total stockholders' deficiency                           (153,219)

     Total liabilities and stockholders' deficiency      $  754,090
                                                            =======


                See notes to consolidated financial statements.

               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
          Consolidated Statement of Operations and Accumulated Deficit
                 For the years ended October 31, 1998 and 1997

                                                 1998            1997

Rental income                                 $  220,870       $  184,367
                                                 -------          -------
Costs and expenses:
 Building and operating costs                    147,995          106,062
 Interest                                         91,680           34,122
 Depreciation                                     25,642           25,132
 General and administrative                       45,428            5,795
                                                 -------          -------
   Total costs and expenses                      310,745          171,111
                                                 -------          -------
                                                (89,875)           13,256
                                                 ------           -------
Other income (expenses):
 Loss on sale of undeveloped land                (7,920)                -
 Interest income                                   1,842                -
                                                 -------          -------
   Total other income (expense)                  (6,078)                -
                                                 ------           -------
Income (loss) before provision for
 federal income taxes                           (95,953)           13,256
Provision (credit) for federal income taxes      (6,800)            5,379
                                                 ------           -------
Net income (loss)                               (89,153)           7,877
Accumulated deficit, beginning of year         (669,877)        (677,754)
                                                -------          -------
Accumulated deficit, end of year              $(759,030)       $(669,877)
                                                -------          -------
Net income (loss) per common share            $    (.06)       $     .01
                                                =======          =======
Weighted average number of
 common shares outstanding                     1,373,860       1,373,860
                                               =========       =========

                See notes to consolidated financial statements.

               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                 For the years ended October 31, 1998 and 1997

                                                   1998            1997

Operating activities:
  Net income (loss)                           $   (89,153)     $   7,877
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in)
  operating activities:
   Depreciation                                    25,642         25,132
   Loss on sale of undeveloped land                 7,920              -
   (Increase) decrease in deferred tax asset       (6,800)         5,379
   Increase (decrease) in accrued interest
     due to stockholder                           (87,145)        29,045
   Increase (decrease) in accounts payable         24,451         (1,218)
   Other                                          (12,214)          (371)
                                                   ------         ------
       Net cash provided by (used in)
         operating activities                    (137,299)        65,844
                                                  -------         ------
Investing activities:
 Purchase of property assets                       (1,616)        (4,075)
 Sale of undeveloped land                           3,000              -
                                                    -----          -----
       Net cash provided by (used in)
         investing activities                       1,384         (4,075)
                                                    -----          -----
Financing activities:
 Proceeds from borrowings                         170,000          3,370
 Repayment of debt                                (29,800)       (46,918)
                                                   ------         ------
       Net cash provided by (used in)
         financing activities                     140,200        (43,548)
                                                  -------        -------
Increase in cash                                    4,285         18,221
Cash, beginning of year                            36,308         18,087
                                                   ------         ------
Cash, end of year                             $    40,593      $  36,308
                                                   ======         ======

Supplementary cash flow disclosure:

 Interest paid                                $   177,000      $   5,076
                                                  =======         ======

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

Note 2 -  Property Assets

  At October 31, 1998, property assets are summarized as follows:

               Land                              $  115,920
               Buildings and improvements           506,223
               Furniture and fixtures                 4,271
                                                    -------
                                                    626,414

               Accumulated depreciation             211,330
                                                    -------
                                                 $  415,084
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

   On November 27, 1998, the Company entered into a Stock Exchange Agreement with the shareholders of Encore International, Inc. whereby the Company acquired the outstanding stock of Encore in exchange for 5,500,000 shares of the Company's common stock with a maximum 2,000,000 additional common shares issuable to Encore's stockholders in the event certain sales levels are achieved by the Company on a consolidated basis during the two twelve month periods commencing March 1, 1999 and March 1, 2000, respectively. The combination will be accounted for as a reverse acquisition.
 CONTINENTAL
HERITAGE CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements (Continued) October 31, 1998 and 1997

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

   After giving effect to the foregoing transactions, unaudited pro forma combined financial position and results of operations as of and for the year ended October 31, 1998 are summarized as follows:

            Balance Sheet - October 31, 1998
             Current assets                                 $   28,000
             Property assets                                     5,000
             Other assets                                        1,000
                                                                ------
                Total assets                                $   34,000
                                                                ======
            Current liabilities                             $  266,000
            Long-term debt                                     112,000
            Stockholders' deficiency                          (344,000)
                                                              --------
            Total liabilities and stockholders' deficiency  $   34,000
                                                                ======
            Statement of Operations
             for the year ended October 31, 1998

        Development Stage Activities:
        Revenues                                            $        -

        Discontinued Operations:
          Loss from discontinued operations                    (89,000)  (a)
          Gain on disposal of discontinued operations
          (net of income taxes of $31,000)                      96,000
                                                                ------
        Loss from development stage operations              $ (295,000)

        Income from discontinued operations                 $    7,000

        Net loss                                            $ (288,000)
                                                               =======
        Loss from development stage activities              $    (0.04)
                                                                  ----
       Discontinued operations:
        Loss from discontinued operations                        (0.01)
        Gain on disposal of discontinued operations               0.01
                                                                  ----
       Income from discontinued operations                        0.00
                                                                  ----
       Net loss                                             $    (0.04)
                                                                  ====
       (a)  Revenues from rental activities amount to $220,000

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this amendment to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 14, 1999.             CONTINENTAL HERITAGE CORPORATION

                                 BY:  /s/Steve Gould
                                      Steve Gould, President, Chief Executive
                                      Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: May 14, 1999.                  /s/Steve Gould
 .                                     Steve Gould, President,
                                      Chief Executive Officer, Chief
                                      Financial Officer and Director



Dated: May 14, 1999.                  /s/ Lee Kaplan
                                      Lee Kaplan, Chairman of the Board of
                                      Directors and Vice President



Dated: May 14, 1999.                 /s/Robert Bray
 .                                    Robert Bray, Director

                              AMENDED AND RESTATED
                         SUPPLY AND MARKETING AGREEMENT

   THIS AGREEMENT (the "Agreement") amends and restates the SUPPLY AND MARKETING AGREEMENT dated August 5, 1998, originally entered into between Encore International, Inc. and Ultramarine Ltd., a Belize corporation. In the event this amendment and restatement is not executed and made binding by the parties, the original agreement previously mentioned, shall remain in full force and effect. At such time as this amendment and restatement is fully executed and made effective, the original agreement shall be null and void. This Agreement is made and entered into this 23RD day of January, 1999, by and among VisionQuest Worldwide, Inc. ("VISION"), a Nevada corporation, (successor in interest to Encore International, Inc.) the address of which for purposes of this Agreement is 2140 America's Cup Circle, Las Vegas, NV 89117 and Marine Biologics, Inc., a Wyoming corporation ("MBI") whose address, for purposes of this Agreement is 563 West 500 South, Suite #100, Bountiful, Utah 84010, with MBI acting under an Exclusive Marketing and Management Agreement with UltraMarine Ltd. (Ultramarine Ltd. represented by Santiago Gomez, President, 35 Barrack Rd., Suite 203, Belize City, Belize, Central America (VISION and MBI collectively, the "Parties").

                                    RECITALS

     1. MBI is in the business of supplying Homeopathics, Ayurvedic herbals, Marine dietary supplements, and other health related products including, without limitation, those products described on Exhibit "A" attached hereto and incorporated herein by this reference.

     2. MBI is a supply and marketing entity which, for the purposes of this Agreement, retains the sole and exclusive marketing rights (subject to the rights granted to VISION in this Agreement) to those products described on Exhibit "A" attached hereto and incorporated herein by this reference.

     3. VISION is in the business of marketing products primarily through direct marketing channels, utilizing independent contractor distributors ("Members").

     4. The parties hereto desire to enter into this Agreement to further define the rights and obligations of the Parties pertaining to the supply sale and marketing of the Products.

   NOW, THEREFORE, in consideration of the promises, covenants and agreements herein made, and in consideration of an initial order of sixty-thousand units of the Homeopathic Ayurvedic herbal combination LiveRx(tm), with an initial payment of $28,000.00 and an additional payment of $80,000.00 on or before 17 February 1999, which will constitute 50% of the order, and the mutual benefits to be derived therefrom, and other good and valuable consideration, the receipt Ad adequacy of which are hereby acknowledged, the parties hereto agree as follows:

   1. Definitions. For purposes of this Agreement, the following terms shall have the following meanings:

     A. "Agreement" shall mean this Supply and Marketing Agreement.

     B. "Consumer" shall mean the ultimate purchaser of Products purchased from Distributors of VISION, whether intended for personal use or resale.

     C. "Confidential Information" shall mean, in addition to its meaning under applicable laws, information which is not generally known and which is proprietary to either of the parties herein, including (i) all plans and specifications, chemical analysis, formulas, technical and manufacturing data, research and test results and data and similar information, all of which should be considered "Trade Secrets" of MBI or VISION as the case may be, under applicable law, (ii) any other information which would be considered trade secrets of MBI or VISION and their products under applicable law, (iii) information relating to the business of MBI provided to VISION which is intended to be confidential, including, without limitation, pending patents, licenses and similar proprietary interest, ownership and corporate structure, identification of suppliers, and (iv) information relating to the business of VISION provided to MBI which is intended to be confidential, including, without limitation, information about ownership, corporate structure, financing, marketing techniques, customer lists and distributor lists of VISION.

     D. "Distributors" shall mean and refer to the independent contractors ("Members") enrolled in VISION's direct marketing program for the direct sale of Products to Consumers.

     E. "Product Information" shall mean and refer to all information which is not included in Confidential Information regarding the Products, which is intended to be supplied by MBI to VISION and disseminated by VISION to Consumers and Distributors.

     F. "Product" shall mean solely the products of MBI identified and described on Exhibit "A" attached hereto and incorporated herein by reference.

     G. Direct Marketing Industry shall mean businesses that use primarily independent contractors compensated for the sale of merchandise to consumers, directly or through downline Members.

Any additional terms defined elsewhere in this Agreement shall have the meanings ascribed to them elsewhere in this Agreement.

   2. Grant of Exclusive Marketing Rights. Subject to the terms and conditions of this Agreement and for the term of this Agreement, unless earlier terminated pursuant to terms hereof, MBI hereby agrees to obtain and supply the Products and grants to VISION the exclusive right and privilege (the "Exclusive Right") to sell, market and distribute the Products. MBI warrants that it has the right to grant exclusive marketing rights to the products covered by this Agreement and shall continue to have that right during the term of this Agreement.

   All products provided under this agreement will be proprietary and unique to VISION. MBI or its affiliated companies shall not provide any of the products covered by this agreement to any other company in the network or direct marketing business.

   VISION shall have a first right of refusal for any product not custom made for another company, for a period of sixty (60) days from the delivery of samples (minimum of six 1-month supply units) and documentation of product ingredients and performance for any new MBI product.

   The parties agree that in the event of a breach of the provisions of this Section, the party harmed by a party failing to comply with this Section may incur significant loss for which monetary damages may not be adequate, and that the party harmed shall, without limiting any other available remedies at law or equity, be entitled to injunctive relief from a court of competent jurisdiction, notwithstanding the arbitration language within Section 20 herein. The parties understand and agree that MBI is supplying the Products under private label to be distributed solely by VISION during the term of this Agreement. MBI is prohibited from selling, marketing or distributing the same Products in any company under any trademark belonging to VISION. During the term of this Agreement VISION is prohibited from purchasing, selling, marketing, supplying or distributing the same or products covered under this agreement from any source other than MBI.

   This Agreement shall commence and date back to the original commencement on August 5, 1998, and will automatically renew for successive five (5) year terms, unless sooner terminated due to a default as set forth in section 18 herein or notice of objection to renewal from one party to the other. The Exclusive Right shall continue for a term of five (5) years in North America, Central and South America. MBI agrees to grant the first right of refusal for any remaining part of the world, with the exception of India. Said right of first refusal must be exercised within sixty (60) days from the date of written notification from MBI of its intent to exercise said rights.

     3. Non Competition and Non Circumvention. Each Party covenants that it will not compete with the business of the other party. In addition. during the period of this contract neither party will seek to, or cooperate with any other party who seeks to, circumvent the intent of this agreement. "Non circumvention" includes but is not limited to making direct agreements with suppliers or customers that removes one of the parties from a profitable relationship which would otherwise occur under this agreement.

     Notwithstanding the foregoing, in the event of termination of this agreement because one of the parties has breached the agreement or has discontinued its business, the nonbreaching party or non-discontinuing party may seek other sources of supply or distributions and such seeking or establishing a relationship with another source of supply or distribution shall not constitute a violation of this non-compete or non-circumvention agreement.

   4. Product Price. Products supplied by MBI for VISION will be sold to VISION in accordance with the Price Schedule set forth on Exhibit "A" attached hereto and incorporated herein by this reference, which prices include cost of shipment to Las Vegas, Nevada. Such prices shall also not be subject to adjustment, unless MBI documents a price change from Allen Laboratories. However, the Price Schedule is guaranteed for a period of one (1) year following the date of this Agreement. Such prices shall be exclusive of all city, state and federal taxes, including, without limitation, manufacture, value added, sales, use, receipts, gross income, excise, occupation or similar taxes, which obligations attributable to the manufacture and sale to VISION are the obligations of MBI.

     Following the initial one (1) year period, MBI shall have the right to adjust prices not more than once per year and then only to the extent necessary to cover increased costs and expenses. In the event of such a price increase, MBI will supply to VISION written notice of the price increases. Price increases shall take effect on the date designated by MBI, but in no event earlier than sixty (60) days following receipt of notice of such increase by VISION. Any purchase order placed by VISION prior to the expiration of said sixty (60) day period shall be filled by MBI at the pre- increase price.

     In the event MBI is unable to deliver a product and it is back ordered for reasons other than those covered in the Force Majeure clause contained herein, MBI will pay the cost of delivering such back ordered item(s).

     5. Terms or Payment. All terms and rights of this contract are subject to the successful completion of the initial order set forth in the "NOW, THEREFORE" paragraph. The initial payment of $28,000.00 set forth therein has been received by MBI. Because of non recoverable expenses which will be incurred by MBI as a result of the initial order, said initial payment is non-refundable.

     After receipt and payment in full of the initial order, the purchase price for all Products ordered shall be payable to MBI at fifty percent (50%) upon placement of an order and fifty percent (50%) following shipment of the entire order to VISION's designated facility, verified by receiving documents and receipt of an invoice from MBI.

     In connection with the packaging of the Products, MBI will be responsible for furnishing boxes and packaging of sufficient size and strength to ship the Products. In addition, MBI shall have designs and/or labels approved by VISION imprinted upon such containers.

     6. Manufacturing Quality. In addition to any warranty requirements pursuant to the terms of this Agreement, all products supplied by MBI and its manufacturers shall be of merchantable quality and shall meet any and all applicable U.S. governmental standards. VISION shall have the right, through its duly appointed representatives, to examine, inspect and/or test any and all of the Products supplied by MBI, and the production lines, production facilities and storage facilities, during any stage of production. Without limiting the foregoing, MBI shall not alter or substitute any ingredients used in production of the Products without the prior written consent of VISION and without compliance with applicable governmental standards. MBI warrants that the goods delivered in accordance with this Agreement shall measure up to the same standard and analysis as the sample Products previously submitted to VISION. VISION may, from time to time, conduct laboratory tests on the Products to verify that the content (if applicable) of the Products conform to a Certificate of Analysis (the "Certificate") which must be provided to VISION within 14 days following each shipment of product(s). Such testing shall be conducted to assure quality control, and any material deviation from the Certificate shall be deemed a breach of this Agreement, or, at the election of VISION, MBI shall be required to immediately comply with supplying the Products in accordance with the criteria in the Certificate.

   7. Liquid and Ingestible Products. MBI shall, as pan of its packaging obligations, provide for a "tamper-evident" seal for all Products which are in liquid form or those products which are designed to be ingested. Said seals shall be designed so that in the event any such seal is broken or pierced, it shall be readily apparent to the consumer that the seal is broken.

   8. Product Defects. The delivery of any defective products or packaging to VISION which requires the return of such products to the purchasing representative(s) shall result in a shipping and handling charge to MBI. Such cost shall be the amount of such additional shipping (line dispatch to MBI and the return to the purchasing representative(s) as charged by United Parcel Service).

   9. Product Liability Insurance. At all times during the term of this Agreement, MBI and/or its suppliers shall maintain comprehensive product liability insurance in such form and manner as shall be reasonably acceptable to VISION with a combined single occurrence limit of not less than One Million Dollars ($1,000,000.00). Said product liability insurance policy shall name VISION as an additional insured thereunder and shall provide the sole remedy for any product liability claims of VISION or its associates against MBI. MBI shall provide proof that VISION is an additional insured within fourteen (14) days of the execution of this Agreement. Such insurance shall not only provide for Consumer physical injury but also Consumer property damage as well.

   10. Product Information. MBI agrees to furnish to VISION in a timely manner Product Information regarding the Products, which Product Information shall accurately describe the nature, character and prescribed use of the Products and the composition thereof, which information shall be appropriate for distribution to Consumers and Members of VISION, in the discretion of VISION. The Product Information shall not misrepresent or in any way intentionally mislead VISION, its Members or consumers with respect to the products. VISION may incorporate such Product Information in its sales advertising and promotional literature and materials ("the Sales Materials"). Said product information so utilized shall not be deemed as Confidential Information as set forth in section 1.C. of this Agreement.

   11. Trademarks. VISION and MBI agree that trademarks of MBI and trademarks of VISION are the sole and exclusive property of MBI and VISION respectively. Each parry agrees that it will not use any trademark which is the property of the other party. MBI specifically agrees that any Product it privately labels and provides to VISION under a name provided by VISION shall be considered a Trademark of VISION unless agreed in writing to the contrary.

   12. Representations Warranties and Covenants of MBI. MBI hereby represents, warrants to and covenants with VISION as follows:

     A. MBI has the right to supply and distribute the Products and all components thereof, and the Products shall not and do not, constitute any known infringement of any license, trademark, copyright, patent or similar proprietary interest of any third party.

     B. MBI's supplier represents it has the capacity to supply the Products necessary to meet the anticipated sales of VISION for the duration of this Agreement.

     C. MBI will exercise due diligence and reasonable efforts to expand its production and shipping capabilities to the extent necessary to meet future increased demand for products as sales of VISION increase.

    D. MBI shall provide VISION in writing, copies of all research data on Products provided to VISION.

    E. Execution and delivery of this Agreement by MBI has been duly authorized. The person executing this Agreement on behalf of MBI has full and proper authorization to execute same, and this Agreement is the valid and binding agreement of MBI and is enforceable against MBI in accordance with its terms.

    F. MBI warrants that it will provide delivery within the time designated per product Exhibit(s) attached hereto and incorporated herein except in the case of disruption of transportation systems by "force majure" or other factors beyond the control of MBI.

    G. VISION reserves the right to provide all product names, logos and artwork for all products provided to them by MBI. All names, logos, and artwork must conform to all governmental regulations and requirements.

     H.   MBI will assist VISION with technical and marketing support and Floyd
E. Weston (WESTON) and Dr. Leonard Haimes (HAIMES) will to the best of their abilities promote the products and support VISION's marketing efforts for the duration of the Agreement. VISION will have the right to utilize WESTON and HAIMES in printed materials and for public appearances. All reasonable costs for travel incurred by WESTON and HAIMES are the responsibility of VISION. As compensation for use of HAIMES as a significant speaking part of any audio or video material which is developed by VISION and sold by VISION for a profit, a royalty of $.25 per tape sold will be paid to HAIMES or his designee on a quarterly basis. Any such material shall be the property of VISION.

     I. VISION will grant the right to MBI to have an independent distributorship in the name of its designee. The designee of the distributorship will agree to operate such distributorship in accordance with VISION's policies and procedures.

   13. Representations Warranties and Covenants of VISION. VISION hereby represents, warrants to and covenants with MBI as follows:

     A. VISION will exercise good faith and efforts to establish a sales organization properly trained to market the Products throughout the Market area.

    B. VISION will use its best efforts to conduct its business operations in a manner designed to properly promote the Products. Without limiting the foregoing, VISION, acting on its own, behalf or through Distributors, will conduct such advertising and marketing campaign as may be reasonably necessary to promote the Product. The methods and content of such advertising shall be in the sole discretion of VISION.

    C. VISION has a good faith belief that it has the right to sell and distribute Products under the "VISION" (LiveRx(tm) name, and knows of no infringement on the license trademark or other similar proprietary interest of any third party.

     D. Execution and delivery of the Agreement by VISION has been duly authorized by its board of directors. The officer executing this Agreement on behalf of VISION has full and proper authorization to execute same, and this Agreement is the valid and binding agreement of VISION and is enforceable against VISION in accordance with its terms.

     E. With the exception of the initial order set forth above, VISION agrees to order in minimum quantities of 10,000 units, unless other order quantities are specifically agreed to in writing by the parties.

   14. Indemnity. VISION also agrees to indemnify, defend and hold MBI harmless (on the same basis as above) from and against any and all claims asserted by third parties due to any false, misleading or injurious representations of VISION or its agents, employees or successors, or any other person or entity affiliated with or representing VISION making any such representations or engaging in any such conduct. All indemnifications as set forth in this Agreement includes, but shall not be limited to all liability, costs and fees (including reasonable attorneys fees) incurred in defending any such claims brought by third parties.

   15. Confidentiality. Each Party acknowledges that the other Party has valuable business, source, trade and product information which belongs solely to that Party and which will or may be revealed to the other Party in the course of operating under this agreement. Each Party agrees and pledges to hold such information in the strictest confidentiality, unless agreed otherwise in writing signed by both parties. This confidentiality provision shall survive the termination of this agreement.

   The parties acknowledge that in the event of breach of the provisions of this section, the Non-Disclosing Party may incur significant loss for which monetary damages may not be sufficient compensation, and that therefore the Non-Disclosing Party shall without limiting any other remedies available at law or in equity, be entitled to injunctive relief, from a court of competent jurisdiction, and as set forth within Section 20 herein.

   16. Termination. This agreement shall terminate in the event of insolvency, bankruptcy, or assignment for the benefit of creditors of either party. In the event of termination, work in progress shall be completed and the rights and obligations of the parties hereunder shall continue to pertain to such work even though its completion may follow the effective termination date (including, without limitation, the obligation of MBI to honor ongoing warranty, indemnity and similar claims). Furthermore, this Agreement may be terminated by either party, in the event there is a breach of the terms hereof, which breach remains uncorrected for a period of thirty (30) days after written notice and demand for correction by the non-defaulting party. Notwithstanding termination of this agreement pursuant to the terms of this section 18, the provisions of all Miscellaneous Sections, all indemnity obligations, all obligations for the payment of money which have accrued prior to such termination and all provisions protecting proprietary rights shall survive termination of this Agreement.

MISCELLANEOUS SECTIONS

   17. Attorney's Fees. In the event either of the respective parties hereto shall default in any of its covenants or obligations hereunder and the other party not in default commences legal or equitable action against the defaulting party, the defaulting party expressly agrees to pay all reasonable expenses of said litigation, negotiation or appeal, including a reasonable sum for attorneys' fees.

   18. Arbitration and Venue. Should any dispute arise hereunder, the Parties agree to submit such dispute to "binding arbitration" in Las Vegas, Nevada, either by the American Arbitration Association or under its rules.

   19. Severability. Should any provision of this agreement or the application thereof, to any extent, be invalid or unenforceable, the remainder of this Agreement and that application thereof, other than those provisions as to which it shall have been held invalid or unenforceable, shall not be affected thereby and shall continue to be valid and enforceable to the fullest extent permitted by law or equity.

   20. No Reliance. Each party hereto represents to the other party that it has not relied upon any representation, warranties or statement made by the other party or purportedly made on behalf of the other party in entering into this Agreement except as expressly set forth herein; and each party understands that the other party is not relying upon any representation or warranties in entering into this Agreement except as expressly stated herein.

   21. Relationship of Parties. The relationship among MBI and VISION is, and during the term of this Agreement shall be, that of independent contractors.
No party shall be deemed a legal representative or agent of the other party for any purpose and shall have no right or authority to assume or create in writing or otherwise, any obligation of any kind, express or implied, with respect to any commitments, in the name of the other party or on behalf of the other party, unless given with the express written authority of such party. Furthermore, the relationship among MBI and VISION hereunder shall not constitute a joint venture, general partnership or similar arrangement.

   22. Notices. Any notice or other communication given by either party hereto to the other party relating to the interpretation of this agreement, default of either party under this agreement, or any matters which would tend to establish or enforce the legal rights of the parties shall he personally delivered or shall be sent by registered or certified mail, return receipt requested, addressed to such other party at the respective addresses set forth below or at such other addresses as the respective parties may designate in writing, and if mailed, such notice or other communication shall be deemed given three (3) days after being placed in the United States mail, postage prepaid and properly addressed.

If to VISION, to:        Steven Gould, President
                         VisionQuest Worldwide, Inc.
                         2140 America's Cup Circle
                         Las Vegas, Nevada 89117

If to MBI, to:           Floyd E.  Weston, President
                         Marine Biologics, Inc.
                         563 West 500 South, #100
                         Bountiful, Utah 84010

   Any other routine notice, communication and all payments shall be made by either FAX, first class mail, express delivery or personal delivery, to the appropriate parties at their respective addressed set forth above.

   23. No Waiver. The waiver of any rights granted hereunder or the failure to perform any obligations, or the breach of any of the terms which are waived, shall not be considered as a continuing waiver.

   24. No Assignment. No party shall have any right to assign this agreement or any rights hereunder without the prior written consent of the other party and any assignment or attempted assignment without such consent shall be null and void and of no force and effect.

   25. Governing Law. It is expressly understood and agreed by and between the parties hereto that this agreement shall be governed by and its terms construed under the laws of the State of Nevada.

   26. Headings. Section headings used herein are for convenience of reference and shall in no way define, limit or prescribe the scope or intent of any provision of this agreement.

   27. Entire Agreement. This agreement constitutes the entire written agreement between the parties and supersedes any oral or other written agreements. There shall be deemed to be no other terms conditions, promises, understanding, statements or representations, express or implied, concerning this agreement unless set forth in writing and signed by both parties hereto. This agreement may not be altered, amended, assigned, encumbered or hypothecated by either party without the express written consent of the other party. This Agreement has been prepared by the joint efforts of both parties and shall be interpreted fairly and simply and not strictly for or against either party.

   28. Time is of the Essence. It is agreed that time shall be of the essence of this agreement and each and every provision hereof.

   29. Binding Effect. This agreement shall be binding upon and inure to the benefit of the panics hereto and their respective successors and assigns.

   30.  Force Majeure.

     A. MRI's failure or inability to make, or VISION's failure or inability to take, any delivery or deliveries when due, or the failure, or inability of either Party to effect timely performance or any other obligations required of it hereunder, other than the payment of money if caused by "Force Majeure," as hereinafter defined, shall not constitute a default hereunder or subject the Party affected by Force Majeure to any liability to the other, provided, however, the Party so affected shall promptly notify the other Party when such Force Majeure circumstances have ceased to affect it ability or perform its obligations hereunder. However, each Party shall use its best efforts to remove or alleviate the causes or circumstances of nonperformance as soon as possible.

     A. As used herein, the terms "Force Majeure" shall mean and include any failure or delay of any party hereto to perform any obligations under this Agreement solely by acts of God, acts of government, riots, wars (whether or not declared), embargoes, strikes, lockouts, accidents in transportation, port congestion and other causes beyond its control shall not be deemed to be a breach of this Agreement.

    IN WITNESS WHEREOF, the parties hereto have caused their representatives to affix the appropriate signatures and seals and agree to be bound thereby, on the day and year first above written.

VisionQuest, Worldwide, Inc.            Marine Biologics, Inc.


     /s/Steve Gould                          /s/Floyd Weston
By:  Steven Gould, President            By:  Floyd Weston, President

EXHIBIT "A"
                                PRODUCT EXHIBIT

PRODUCT DESCRIPTION:                            LiveRx(tm)
                                                Kidney - Liver formula
                                               (Constituent formula attached)

MINIMUM ORDER:                                  10,000


SHIPPING ORDER:                                 F.O.B. to designate order
                                                fulfillment center
                                                12 boxes to custom designed
                                                case

SHIP TO LOCATION:                               As requested

MARKETING FORM:                                 Custom designed box
                                                containing 180 500 mg two
                                                color hard shell capsules

INITIAL PRICE:                                  $3.60 per bottle.


   IN WITNESS WHEREOF, the Parties have executed this instrument this _____ day of March, 1999.

MARINE BIOLOGICS, INC.                           VISIONQUEST WORLDWIDE



By:  Floyd E. Weston, President              By:  Steven Gould, President


                                  EXHIBIT "B"
                                PRODUCT EXHIBIT



PRODUCT DESCRIPTION:                          ProAlgaen Omega(tm))
                                              Marine Nutraceutical
                                              (Constituent formula attached)

MINIMUM ORDER:                                10,000


SHIPPING ORDER:                               F.O.B. to Las Vegas, Nevada
                                              or vicinity


SHIP TO LOCATION:                             Las Vegas, Nevada or vicinity


MARKETING FORM:                               Custom designed box containing
                                              100 500 mg two color blister
                                              packed capsules

INITIAL PRICE:                                $5.95 per individual box


DELIVERY DATE:                                45 days following approval
                                              of artwork (initial order)


   IN WITNESS WHEREOF, the Parties have executed this instrument this _____ day of March, 1999.

MARINE BIOLOGICS, INC.                            VISIONQUEST WORLDWIDE


By:  Floyd E. Weston, President              By:  Steven Gould, President


                                  EXHIBIT "C"
                                PRODUCT EXHIBIT

PRODUCT DESCRIPTION:                         OceanGold(tm)
                                             Norwegian shark liver oil capsules
                                             containing a combination of
                                             Alkoxyglycerol and Squalene.

MINIMUM ORDER:                               10,000 individual boxes
                                             totaling 1,200,000 capsules


SHIPPING ORDER:                              F.O.B. to Las Vegas, Nevada
                                             or vicinity


SHIP TO LOCATION:                            Las Vegas, Nevada or vicinity

MARKETING FORM:                              Custom designed box containing
                                             120 550 mg soft gel, blister
                                             packed capsules

INITIAL PRICE:                               $6.21 per individual box

DELIVERY DATE:                               45 days following approval of
                                             artwork (initial order)

     IN WITNESS WHEREOF, the Parties have executed this instrument this _____ day of March, 1999.

MARINE BIOLOGICS, INC.                             VISIONQUEST WORLDWIDE


By:  Floyd E. Weston, President              By:  Steven Gould, President


                                  EXHIBIT "D"
                                PRODUCT EXHIBIT

PRODUCT DESCRIPTION:                         SlenderQuest(tm)
                                             Weight Management)

MINIMUM ORDER:                               10,000


SHIPPING ORDER:                              F.O.B. to Las Vegas, Nevada
                                             or vicinity

SHIP TO LOCATION:                            Las Vegas, Nevada or vicinity

MARKETING FORM:                              Custom designed box containing
                                             180 500 mg blister packed,
                                             two color hard shell capsules
                                             (blue and white)

INITIAL PRICE:                               $4.95 per individual box


     IN WITNESS WHEREOF, the Parties have executed this instrument this _____ day of March, 1999.

MARINE BIOLOGICS, INC.                            VISIONQUEST WORLDWIDE


By:  Floyd E. Weston, President              By:  Steven Gould, President



                              CONSULTING AGREEMENT

     This Consulting Agreement (hereinafter referred to as "Agreement") is entered into this 25th day of March, 1999 (hereinafter the "Effective Date"), between DR. LEONARD HAIMES (hereinafter referred to as "Haimes"), and VlSIONQUEST WORLDWIDE, INC., a Nevada Corporation (hereinafter referred to as "VQ").

                                    RECITALS

     WHEREAS, VQ is a multi-level marketing entity with a network of independent representatives who sell (via direct sales) various consumer products to the public; For purposes of this Agreement, the "Products" shall be defined and deemed to be any nutritional supplements and health related products, but excluding household products, skin and hair care and personal care products, unless such excluded products are supplied by Marine Biologics, Inc. (hereinafter "MBI");

     WHEREAS, VQ desires to retain Haimes to endorse and promote the Products and desires to enter into the following Agreement for Haimes' services as defined herein; NOW THEREFORE, in consideration of the foregoing, the mutual covenants and promises herein contained, and other good and valuable consideration, the receipt and sufficiency of which is acknowledged, the parties agree as follows:

                              TERMS AND CONDITIONS

1. Effective Date; Term. This Agreement shall become effective on the Effective Date and shall remain in full force and effect until the earlier of the close of business of VQ or five (5) years from the Effective Date, unless sooner terminated as provided herein. Notwithstanding the foregoing, this Agreement and its obligations of both parties hereunder shall also terminate upon (1) VQ's voluntary or involuntary cessation of the sale of MBI Products (which Product line may be supplemented or diminished after the Effective Date of this Agreement), (2) upon the voluntary or involuntary cessation of business by VQ, or (3) upon the death or incapacity of Haimes,(except as hereinafter set forth).

2. Renewal. This Agreement may be extended for an unlimited number of two (2) year terms on each anniversary after the lapse of the initial term by written agreement of both Haimes and VQ. The written agreement extending this Agreement may contain additional terms or terms which vary from this Agreement. Such additional terms or varying terms will be deemed to be part of this Agreement and be binding on both VQ and Haimes when signed by both. If the terms of the supplemental agreement conflict with the terms herein, then the terms within the supplemental agreement shall control the intent of the parties. The interpretation of non-conflicting terms shall be governed by this Agreement.

3. Independent Contractor Status. Haimes is an independent contractor with respect to the provision of providing the Services (as hereinafter defined) and any support personnel, supplies, space, equipment, administration for the Services described in this Agreement and exhibits attached hereto. Nothing contained herein shall be construed as creating any other type of relationship between Haimes and VQ other than the relationship of independent contractor. Since Haimes and his staff, employees and agents (if any) are not employees of VQ, VQ will not withhold on behalf of Haimes any sums for income tax, unemployment insurance, social security or otherwise, and all such withholdings, if any is required, will be the sole responsibility of Haimes. Haimes shall also comply (at his expense) with all applicable provisions of workers compensation laws, unemployment compensation laws, federal social security laws, the fair labor standards act and all other applicable federal, state and local laws and regulations relating to terms and conditions of employment required to be fulfilled by employers.

4. Scope of Consulting Work. Haimes agrees to perform consulting and support services as hereinafter described in Exhibit "A" (the "Services") attached hereto and made a part hereof. Haimes hereby agrees that such Services shall be performed with promptness and diligence, in a good and workmanlike manner, and to the reasonable satisfaction of VQ, it being understood that Haimes has a private medical practice to which he will devote a significant part of his time. The scope of the Services to be provided shall be broadly construed, it being understood that the scope may be enlarged so long as such scope promotes increased sales of the nutritional and dietary supplement Products sold by VQ, or any other new product line developed by MBI or Haimes in the future. Haimes, in performing the scope of his Services shall not incur any expenses on behalf of VQ unless specifically authorized to do so in writing.

5. Work Product of Haimes to be Property of VQ - Confidentiality. All proposals, research, studies, records, reports, recommendations, manuals, findings, evaluations, forms, reviews, information, data, written material and any other work product produced by Haimes for the benefit of and/or on behalf of VQ (collectively the "Works") for the period covered by this Agreement (or any extension thereof) is hereby acknowledged, agreed and deemed to be the exclusive property of VQ, and Haimes hereby relinquishes all right, title and interest in and to such material, unless otherwise agreed to in writing by Haimes and VQ.

    Any specifications, models, samples, computer programs, technical information, confidential business, customer or personnel information or data, written, oral or otherwise (all hereinafter referred to as "Information"), obtained by Haimes from VQ shall remain VQ's property. All copies of such Information in written, graphic or other tangible form shall be returned to VQ upon request. Unless such Information was previously known to Haimes free of any obligation to keep it confidential, or has been or is subsequently made public by VQ or a third party, it shall be kept confidential by Haimes, shall be used only in performing hereunder, and may not be used for other purposes unless agreed upon in writing.

    Haimes hereby agrees that the Works and any Information received by him from VQ during any furtherance of the Haimes' obligations in accordance with this Agreement will be treated by Haimes in full confidence and will not be revealed to any other persons, firms or organizations, unless authorized to do so in writing by VQ. Notwithstanding the foregoing, the release of such Information and Works pursuant to subpoena or court order shall not violate the terms of this Section 5. Upon fulfillment of the term of this Agreement or upon the earlier termination thereof, all such Works and Information as set forth in this Section shall be immediately turned over to VQ upon demand therefor. The confidentiality of the Information and Works referenced in this paragraph shall remain confidential in perpetuity, or to the extent allowed by law after the lapsing of the term of this Agreement or the earlier termination thereof.

6. Indemnity. Haimes shall indemnify VQ from and defend or settle any claim or action brought against VQ to the extent that any such claims or actions are based on or in conjunction with the Services provided to VQ by Haimes, including but not limited to claims which arise from willful or negligent misrepresentations and/or the wrongful making of medical claims. Haimes shall pay all costs, fees, (including attorneys fees) and damages which may be incurred by VQ for any such claim or action or the settlement thereof, so long as the damages (or portion thereof) are attributable to the willful or negligent acts or omissions of Haimes.

7. Haimes' Compensation. For the performing of Haimes' Services, VQ shall pay to Haimes a fee (the "Fee") which shall be based on the following sliding schedule:

     a. Three tenths of one percent (.30%) of VQ's gross monthly sales volume of Products for monthly sales volume up to five million dollars;

    b. Twenty five hundredths of one percent (.26%) of VQ's gross monthly sales volume of Products for monthly sales between five and ten million dollars;

   c. Two tenths of one percent (.20%) of VQ's gross monthly sales volume of Products for monthly sales between ten and twenty million dollars;

   d. Fifteen hundredths of one percent (.15%) of VQ's gross monthly sales volume of Products for monthly sales in excess of twenty million dollars

"Gross monthly sales" shall mean the monthly dollar volume of Product sold to independently contracted members of VQ, less refunds and adjustments. Monthly sales shall then be multiplied by the applicable rates above to arrive at the Fees payable to Haimes in any given month.

     The Fee as determined above shall be paid to Haimes (or order) within thirty days of the last day of the previous month. Upon each payment of the net monthly Fee, VQ shall provide to Haimes a schedule (the "Schedule") setting forth the sales dollar volume of Products sold to VQ representatives. Haimes may, no more than one time per twelve month period, audit the records to verify the sales of Products as outlined above, wherein Haimes may contract with independent auditors to make such determination. In the event the audit detects a variance of more than five percent (5%) of a shortfall in the compensation based upon such sales figures, then VQ will pay the difference within thirty days of such determination, with interest at the legal rate, and reimburse reasonable costs associated the audit undertaken at the request of Haimes. Haimes shall be entitled to his Fee up to the time of the lapse of this Agreement or the termination thereof.

Further, Haimes (or order) shall be paid (on a monthly basis as specified above) a royalty in the amount of twenty five cents ($.25) for each "If I'd Have Only Known" audio tape presentation using the likeness/voice of Haimes, which tape is produced and distributed by VQ for profit to its independently contracted members. Haimes shall also be entitled to the same royalty compensation for any future audio/video tapes produced and distributed by VQ where Haimes has a significant speaking role. However, prior to Haimes being entitled to a royalty on such future audio/video tapes, the parties shall be required to supplement the terms of this Agreement to include the name of such tape(s). VQ has the sole and unfettered discretion in approving content and materials or dialogue. In the event this Agreement lapses (or any subsequent written extension), Haimes shall be entitled to continue receiving royalty compensation for audio/video tapes actually sold by VQ during the one year period referenced in Section 12 herein.

   Except for the compensation in the form of royalties based on sales of the audio tape(s) described above, the Fee paid pursuant to the schedule set forth in this section shall terminate upon the (1) lapse of this Agreement (or any extension thereof), (2) the earlier termination thereof by either party, or (3) the death of Haimes (except as provided below). Notwithstanding the terms of this Agreement, the parties agree and acknowledge that the Fee paid (as opposed to royalties) for the Services herein is based exclusively on Haimes providing the Services to VQ, and on no other basis. However, in the event of the death of Haimes, (1) royalties based solely upon the sale of audio tape(s) shall continue to be paid to Haimes' estate for so long as VQ continues to sell such tapes to its independent sales representatives, and (2) the Fee shall continue to be paid to the estate of Haimes for a minimum period of three months and a maximum of one year after Haimes' death, depending on how long VQ continues to utilize Haimes' personage during such one year period.

8. Travel and Accommodations . In accordance with the Exhibit attached, Haimes may be required to travel for speaking engagements, the filming of videos or recording of audio tapes and appearances for promotion of the Products.

Travel, lodging, and like expenses, if any, which are authorized in Exhibit "A" shall in all events conform to the standards set forth in Exhibit "A-1" (Reimbursable Expenses"), attached hereto and made a part hereof. Haimes shall make travel, lodging and accommodation arrangements exclusively through VQ's administrative offices only expenses which are authorized and set forth on Exhibit "A-1" attached shall be reimbursable expenses. Haimes shall present bills, receipts, and other documentary proof supporting any authorized expenses submitted for reimbursement. Haimes shall render an invoice to VQ at the intervals set forth in Exhibit "A," which shall describe in detail the reimbursable expenses and include receipts therefor. Haimes shall not be entitled to any other compensation of any kind whatsoever unless such compensation is specifically set forth by written agreement by the Haimes and VQ.

9. Indemnification. In addition to the specific indemnity provided in Section 6 above, each party shall indemnify one another and their affiliates, employees, shareholder and directors, and each of them, from and against any loss, cost, damage, claim, expense or liability, including but limited to liability as a result of injury to or death of any person or damage to or loss or destruction of any property, resulting from or arising out of or in connection with the performance of this Agreement by Haimes or a contractor or an agent of the parties or an employee of any one of them, its contractors, agents, or employees, except where such loss, costs, damage, claim, expense or liability results from the negligence or willful misconduct of an indemnitee. The indemnifying party shall pay any costs and attorneys fees that may be incurred by the indemnified party in connection with any such claims or suits.

10. Exclusive Services. This Agreement is intended to exclusively secure to VQ (subject to the restrictions below) the Services of Haimes for the period of this Agreement (and its extensions) or the earlier termination hereof. The parties understand that Haimes has a private medical practice to which he will devote a significant part of his time, and by no means is performance of the Services under this Agreement intended to restrict or disallow Haimes from practicing medicine. For the duration of this Agreement, Haimes shall endorse no other direct sales or multi-level marketing organization or their products. Upon the lapse or termination (by either party) of this Agreement, Haimes shall not engage in the acts prohibited within this Section 10 for a period of one
(1) year. At the end of such one year period, Haimes is free to engage in any activity or business practice.

This Agreement shall operate to preclude Haimes from engaging in any activities during the term of this Agreement, which activities would result in a breach of or conflict of interest with the contractual relationship represented by this Agreement, unless otherwise agreed to by Haimes and VQ as set forth below.

11. Conduct of Haimes. Haimes hereby understands and acknowledges that during the term of this Agreement he shall act in the best interest of VQ in performing the Services herein. The following actions taken by Haimes shall constitute a material breach of this Agreement:

A. The failure of Haimes to utilize Haimes' reasonable efforts in performing the Services herein.

B. The participation by Haimes in any unethical, illegal, immoral or improper behavior adversely (in the sole discretion of VQ) reflecting upon the reputation and integrity of VQ, their officers, directors, employees agents and/or manufacturers.

C. The making of misrepresentations, including the making of false medical claims.

D. The failure of the Haimes to act in a professional manner and dress in professional business attire during the promotional events, which acts adversely reflect upon the reputation of VQ.

E. The recruitment, solicitation or unauthorized contact with VQ independent representatives by Haimes for any purposes other than the purposes authorized by VQ, it being understood that Haimes shall have no contact with the representatives outside a promotional event unless such contact is in the best interest of VQ, or in the course and scope of his medical practice. Any contact with representatives at a promotional event must relate to the promotion of the sale of VQ products and not for a purpose which is contrary or creates a conflict of interest to the best interests of VQ.

F. The exercise of undue influence of his/her position to engage in or encourage, advise or approve of any other party to engage in any unethical, illegal, criminal or immoral activity.

G. The conviction, plea of guilty, arrest or criminal investigation of Haimes for any criminal acts.

H. The taking of any action which is materially damaging to the reputation, or business interest of VQ without its written consent.

I. The failure to adhere to instructions of VQ to modify written or speaking engagement materials or representations made to the public, unless such instructions are contrary to public policy, constitute unethical or untruthful representations, or are not supported by medical findings.

12. Use of Name and Personage. Haimes hereby agrees that VQ is and shall be entitled to use, and continue to use (subject to the limitations set forth in this Section 13 below) Haimes' name, personage, likeness, voice, literary works, any and all photographs, video/audiotapes, appearances, professional history and qualifications, etc., in marketing and promoting the Products sold by VQ. Haimes expressly consents to the use of the foregoing and other information and data regarding Haimes to assist VQ in marketing the products sold by VQ. Such use rights shall continue for a period of one year beyond (1) the lapse of the term of this Agreement, or (2) the earlier termination thereof by either party.

13.  Breach and Termination.
 A. Breach by VQ. In the event of a breach by VQ for the payment of services rendered by Haimes, Haimes shall give a 30 day written notice of such default, and VQ shall be entitled to cure the default within such 30 day period. In the event VQ fails to cure the defaulted payment within the cure period, Haimes may terminate this Agreement upon providing written notice thereof to VQ, and Haimes shall no longer be required to perform the Services.

B. Breach by Haimes. In the event of a breach by Haimes, VQ shall be entitled to give written notice of such breach, and if such breach is incapable of being cured, VQ shall be entitled to terminate this Agreement upon the giving of such notice. If such breach may be cured, VQ shall provide Haimes a 30 day written notice of such breach, and Haimes shall be entitled to cure the default within such period. In the event Haimes fails to cure such breach or this Agreement is terminated due to an incurable breach, VQ shall be released from the payment of the Fees after the date of termination, and any other obligations (including the royalties) set forth within this Agreement upon the providing of the foregoing notice(s)(which shall include the forfeiture of royalties during the one year period after termination for which VQ shall be entitled to continue marketing such audio/video cassettes, as set forth in
Section 12 herein).

The terms and conditions contained in this Agreement that by their sense and context are intended to service the performance hereof by either or both parties hereunder shall so survive the termination, cancellation or completion of performance of this Agreement. Such clauses include, but are not limited to, indemnity and confidentiality.

14. Non-Assignment. Haimes and VQ agree not to assign this Agreement or any interest therein without the non-assigning party's prior written consent, it being understood that the Services provided by Haimes are personal . Any such assignment without the prior written consent of the non-assigning party shall be voidable at the option of the non-assigning party. Except as set forth above, this Agreement shall inure to the benefit of and be binding upon the parties hereto, their successors and assigns.

15. Records and Audits. Haimes shall maintain accurate and complete records specifically relating to the Services and the Works provided hereunder. To the extent that such records may be relevant in determining whether Haimes is complying with its obligations hereunder, VQ may audit such records with or without notice. All such Work shall be delivered to VQ in an orderly fashion upon termination or upon the lapse of this Agreement, whichever occurs first.

16. No License Granted. No licenses, express or implied, under any patents, copyrights or proprietary rights are granted hereunder by VQ to Haimes. Except as provided in this Agreement, no licenses, express or implied under any patents, copyrights or proprietary rights are granted by Haimes to VQ.

17. Compliance With Laws. Haimes agrees that it will comply with all applicable federal, state and local laws, regulations and codes within the scope of the Services performed pursuant to the terms of this Agreement. Haimes further agrees to indemnify VQ for any loss or damage that may be sustained by reason of Haimes's failure to comply with such federal, state and local laws, regulations and codes in the performance of this Agreement.

18.  Miscellaneous Additional Provisions.

A. Mutual Cooperation: All parties hereto hereby agree to cooperate with each other in particular regarding any documents that need to be signed or actions that need to be taken in order to effectuate the intent of this Agreement. Any party not cooperating by taking such action or signing any documents as requested by notice sent to that particular party as provided for in this Agreement shall be deemed to have breached this Agreement.

B. Invalidity of Provisions: If any term or provision of this Agreement is declared invalid or unenforceable by a court of competent jurisdiction, the remaining provisions shall remain in full force and effect.

C. Governing Law: This Agreement is executed and intended to be performed in the State of Nevada and the laws of Nevada shall govern its interpretation and effect.

D. Entire Agreement: This Agreement contains the entire agreement of the parties and each party acknowledges there were no other oral agreements, representations, warranties or statements of fact made prior to or at the time of the signing of this Agreement. Any prior oral communications, statements or negotiations shall be of no force and effect unless contained in this Agreement.

E. Successors: Except as provided herein, this Agreement shall inure to the benefit of and be binding upon the heirs, administrators, executors and permitted assigns of each of the parties hereto.

F. Captions: Paragraph titles or captions herein are inserted as a matter of convenience and for reference only and in no way define, limit, extend or describe the scope of this Agreement or any provisions contained herein.

G. Time of the Essence: Time is of the essence in this Agreement and in all provisions contained herein.

H. Reference to Gender: Any reference to the male or female gender or to singular parties in this Agreement shall also include reference to the female or male gender or to multiple parties, if appropriate.

I. Attorney Fees: In the event of any disputes between the parties arising out of this Agreement, the prevailing party shall be allowed actual attorney fees and costs incurred in any negotiation, arbitration, litigation or any appeal.

J. Acknowledgment of Independent Advice: Each party whose signature appears below acknowledges that he has read all of the provisions of the foregoing Agreement, understands them, has sought independent advice regarding the legal effect of the provisions herein, and agrees to be bound by said provisions.

K. Modification: No alteration, modification or amendment of this Agreement shall be effective or enforceable unless it shall be in writing and signed by the parties.

L. Venue: The venue of any lawsuit or other action based upon this Agreement shall be in Clark County, Nevada.

M. Counterparts: This agreement may be signed in facsimile form followed by overnight delivery of the original. Additionally this Agreement may be signed in one or more counterparts by different parties on the separate counterparts, each of which shall be deemed an original but all of which shall constitute one and the same agreement.

N. Agreement Drafted Jointly by Both Parties: This Agreement has been prepared by the joint efforts of both parties and shall be interpreted fairly and simply and not strictly for or against either party.

O. Waiver: No course of dealing or delay between the parties shall operate as a waiver of the rights of any party to this Agreement. No default, covenant or condition of this Agreement may be waived other than in writing.

P. Warranty: If any party to this agreement is a corporation, the officer signing this agreement for the corporation warrants that he is authorized and has authority to sign this agreement on behalf of the corporation.

Q. Notices: All notices given or required by this Agreement shall be deemed duly given only if sent by registered or certified mail, postage prepaid to the party at the address specified in this Agreement, or otherwise designated in writing by the parties. Notice shall be deemed received three (3) days after the date of mailing. Notice may also be given by overnight delivery or hand delivery. All notices made by hand delivery or via overnight delivery shall be deemed given and received as of the date of receipt. Addresses for such notices are as follows:

If to Haimes:                          With copy to: Leonard Haimes
Leonard Haimes


If to VQ:                               With copy to:
Steve Gould, President                  Richard Tobler, Esq.
Visionquest Worldwide, Inc.             6900 Westcliff Drive, Suite 515
                                        Las Vegas, NV 89128
Las Vegas, NV 891

R. Arbitration and Venue. Any dispute arising under this Agreement which cannot be settled amicably between the affected parties shall be referred to arbitration before the American Arbitration Association ("AAA") and such arbitration shall be held and such dispute resolved in accordance with the rules then in effect under the Commercial Arbitration Rules of the American Arbitration Association (the "AAA" Rules). Such arbitration shall take place in Clark County, Nevada. Any injunctive or other equitable relief issue shall be determined by a court of competent jurisdiction in Clark County, Nevada, or in the jurisdiction in which any wrongful act is to be enjoined. The parties hereby waive any personal jurisdiction defense, and agree to submit and appear before the jurisdiction of the Clark County Courts.

      IN WITNESS WHEREOF, the parties hereto caused this Agreement to be executed by their respective duly authorized representatives.

                                          VlSlONQUEST WORLDWIDE, INC., a
                                          Nevada corporation

/s/Leonard Haimes                         By: /s/Steve Gould
Leonard Haimes, individually                     Steve Gould, President

EXHIBIT "A"

1. DESCRIPTION OF SERVICES - Haimes will provide consulting services to VQ, including but not limited to the following:

  (a) consulting with manufacturers in developing and manufacturing existing and newly developed scientific and technical mineral, herbal, homeopathic and nutritional formulas used in the manufacturing process in accordance with VQ's objectives;

  (b) the appearance at a minimum of five (5) speaking engagements per year, including but not limited to VQ seminars, conventions, video or audio tape sessions, and any other gathering designed to promote the sale of VQ products. VQ shall provide reasonable notice (SO days) of such speaking engagements, and both parties will make their best effort to accommodate one another for any additional engagements required;

  (c)  the development of formulas to implement into VQ's product line;

  (d) the development and providing of written materials, brochures, script etc., for the enhancement of the sales of VQ products;

  (e) the providing of staff to support the services to be rendered by Haimes (if any);

  (f) the timely reporting to VQ any and all matters materially affecting the purchase, development and manufacturing of product:

  (g) the development and formation of a medical advisory board through reviewing applicants and establishing parameters for the board's function, and shall direct the board when the board meets to review VQ's product development needs;

  (h) the assistance of VQ as a source of information and nutritional and, medical trends as well as new product ideas;

  (i) assist in the evaluation and testing of Products and new products clinically and electromagnetically;

  (j) assist in the review of medical claims in VQ's marketing and educational materials;

  (k) the writing of articles as requested by VQ for periodic newsletters, product bulletins and other publications. Such services will be supported and assisted through VQ staff;

  (l) any other function Haimes is capable of performing that VQ reasonably requests.

     II. EXPENSES - VQ shall reimburse Haimes for the actual costs incurred in rendering the Services described in this Agreement limited to the expenses as set forth on Exhibit "A-1" attached hereto and incorporated by this reference. Monthly expense reports shall be submitted to VQ no later than the tenth (10th) day after the end of each month. Payment of all such reasonable expenses incurred and reported by Haimes shall be paid no later than 15 days after the receipt of the expense report. VQ reserves the right to refuse payment on unreasonable expenses, or unauthorized expenses.

     III. CONFIDENTIALITY - In addition to the confidentiality provisions within the Agreement, Haimes shall be required to obtain from its subcontractors, agents and employees a written agreement having such parties acknowledge that the information, formulas and other proprietary property or information provided by VQ and/or Haimes shall be kept confidential and that such property and information shall be returned when the relationship requiring the sharing of such proprietary information is no longer necessary. Said agreement shall also provide that the third party shall not misappropriate or utilize such information or any derivative thereof for their own benefit without the written consent of VQ.

                                         -------------
                                         Initial here


                                 EXHIBIT "A-1"
                        EXPENSES TO BE REIMBURSED BY VQ

The following guidelines shall set forth the standards to be applied in reimbursing Haimes for the actual costs of expenses incurred in the performance of its services, provided such reimbursements are authorized in Exhibit "A" of the Agreement:

A. Travel and Lodging. All travel and accommodations shall be made through VQ, and the following costs shall be borne by VQ:

     (1) Airfares (first class so long as accommodations are timely made to secure such seating at a reasonable cost) authorized by VQ;

     (2) out of state rental car (no smaller than mid-size vehicle) expenses plus fuel costs;

     (3) Parking charges, toll bridge charges and other incidental traveling costs;

(4) Reasonable lodging (no less than a three star facility as determined by AAA);

(5)  A meal per diem allowance of 75.00 per full day of Services.

B. Other Expenses. VQ shall reimburse Haimes for all other reasonable expenses authorized by VQ in writing. The determination of "reasonableness" of any such expenses shall be within the sole discretion of VQ.




                                          --------------
                                          Initial here