Form 10QSB
period 1999-01-31
CONTINENTAL HERITAGE CORP
filed 1999-05-18
CIK 24055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark one)
    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended January 31, 1999
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from                 to

                        Commission file number 000-7633

                        CONTINENTAL HERITAGE CORPORATION
       (Exact name of small business issuer as specified in its charter)

        Delaware                                       75-1449332
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 7674 W. Lake Mead Blvd., Suite 150, Las Vegas Nevada             89128
       (Address of principal executive offices)                (Zip Code)
                                 (702) 307-2000
                (Issuer's telephone number, including area code)

               2140 America's Cup Circle, Las Vegas, Nevada 89117
              (Former name, former address and former fiscal year,
                if changed since last report)

Check whether the (issuer) (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

         Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable only to corporate issuers

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,873,860 as of March 31, 1999.

 Transitional Small Business Disclosure Format

Yes [ ]  No: [x]


                        CONTINENTAL HERITAGE CORPORATION

                                     INDEX

Part I - Financial Information Page

Item 1. Financial Statements
        Consolidated Balance Sheet - January 31, 1999            F-1

         Consolidated Statements of Operations for the
         Three Months Ended  January 31, 1998 and 1999
         and Cumulative from Inception to January 31, 1999       F-2

         Consolidated Statements of Cash Flows for the
         Three Months Ended January 31, 1998 and 1999            F-3

         Notes to Consolidated Financial Statements              F-4

Item 2. Management's Discussion and Analysis
        or Plan of Operation                                       1

Part II - Other Information

Item 1. Legal Proceedings                                          7

Item 2. Changes in Securities                                      7

Item 3. Defaults upon Senior Securities                            7

Item 4. Submission of Matters to a Vote of Security Holders        7

Item 5. Other Information                                          7

Item 6. Exhibits and Reports on Form 8-K                           7

Signatures                                                         8


Item 1. Financial Statements

                        CONTINENTAL HERITAGE CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                   Page No.

Consolidated Balance Sheet as of January 31, 1999                  F-2

Consolidated Statement of Operations
 for the three months ended January 31, 1998 and 1999              F-3

Consolidated Statement of Cash Flows
 for the three months ended January 31, 1998 and 1999              F-4

Notes to Consolidated Financial Statements                         F-5


               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                           Consolidated Balance Sheet
                                January 31, 1999


                                     ASSETS

Current assets:
 Deposit                                                $   28,000

Property assets, at cost less
 accumulated depreciation of $1,200                          4,267

Other assets                                                 1,000
                                                            ------
   Total assets                                         $   33,267
                                                            ======

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Cash overdraft                                              1,582
 Accounts payable and accrued expenses                     148,732
 Due to shareholders                                        88,133
 Notes payable                                              46,000
                                                            ------
  Total current liabilities                                284,447

Long-term debt                                             112,000

Stockholders' deficiency:
 Common stock, $.10 par value; 10,000,000 shares
  authorized; 6,873,860 shares issued and outstanding      687,386
 Additional paid-in capital                                 46,425
 Deficit accumulated during the development stage         (448,308)
 Accumulated deficit                                      (648,683)
                                                           -------
  Total stockholders' deficiency                          (363,180)
                                                           -------
   Total liabilities and stockholders' deficiency       $   33,267
                                                            ======

               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                      Consolidated Statement of Operations

                                                             Cumulative
                               Three Months Ended            from Inception
                                  January 31,                to
                                  1998         1999          January 31, 1999
Development stage activities:
 Revenues                         $      -      $      -     $      -
                                   -------       -------      -------
Operating expenses:
 Consulting                         72,000        20,526      269,274
 Professional fees                       -        42,672       78,710
 General and administrative              -        89,694       99,124
 Depreciation                            -           400        1,200
                                   -------       -------      -------
  Total operating costs             72,000       153,292      448,308
                                   -------       -------      -------
Loss from development
stage activities                   (72,000)     (153,292)    (448,308)
                                   -------       -------      -------
Discontinued operations:
 Income from
  discontinued operations            3,682        13,370
 Gain on disposal of discontinued
  operations (net of income taxes
  of $31,000)                            -        96,978
                                     -----        ------
   Income from
    discontinued operations          3,682       110,348
                                    ------       -------
Net (loss)                      $  (68,318)   $  (42,944)
                                    ======        ======
Net (loss) per common share
 (based upon a weighted average of
 6,873,860 common shares outstanding):

 Loss from
  development stage activities  $    (0.01)   $    (0.03)
 Discontinued operations:
  Income from
   discontinued operations               -             -
  Gain on disposal of
   discontinued operations             -            0.02

 Net (loss)                     $    (0.01)   $    (0.01)
                                      ====          ====

               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                      Consolidated Statement of Cash Flows
              For the three months ended January 31, 1998 and 1999

                                                      1998         1999

Development stage activities:
 Net (loss)                                          $ (68,318) $  (42,944)
 Adjustments to reconcile net loss to net cash
  used in development stage activities:
   Income from discontinued operations                  (3,682) (110,348)
   Depreciation                                              -       400
   Increase in accounts payable
   and due to shareholders                                   -   119,347

     Net cash used in development stage activities    (72,000)    (33,545)
                                                       ------      ------
Financing activities:
 Proceeds from borrowings                              72,000      19,582
                                                       ------      ------
     Net cash from financing activities                72,000      19,582

Cash used in discontinued operations                  (10,466)    (26,710)
                                                       ------      ------
Decrease in cash                                      (10,466)    (40,673)

Cash, beginning of period                              36,308      40,673
                                                       ------      ------
Cash, end of period                                 $  25,842   $       -
                                                       ======      ======
Supplementary cash flow disclosure:

 Interest paid from development stage activities    $       -   $       -
                                                       ======      ======
 Interest paid for discontinued operations          $   1,036   $     913
                                                        =====      ======

               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                         Notes to Financial Statements
                                January 31, 1999

Note 1 - General

 The consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany items and transactions have been eliminated in consolidation. Such financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended October 31, 1998.

 In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations for the three months ended January 31, 1999 are not necessarily indicative of results for the year ending October 31, 1999.

Note 2 - Reverse Acquisition

 On November 27, 1998, the Company entered into a Stock Exchange Agreement with the stockholders of Encore International, Inc. whereby the Company acquired the outstanding stock of Encore in exchange for 5,500,000 shares of the Company's common stock with a maximum 2,000,000 additional common shares issuable to Encore's stockholders in the event certain sales levels are achieved by the Company on a consolidated basis during the next two years. The combination will be accounted for as a reverse acquisition. Accordingly, the consolidated statement of operations includes the activities of Encore for all periods, as if the combination had been continuously effective.

 Encore was organized on December 30, 1997, and has realized no revenues from operations. It considers itself to be a development stage company and intends to engage in the wholesale and retail distribution of nutri-ceutical and homeopathic products.

 Pursuant to the terms of the Stock Exchange Agreement, the former stockholders of Encore may receive 1,000,000 additional common shares if consolidated net revenues are at least $8,000,000 for the twelve month period beginning March 1, 1999. In that event, in accordance with the loan agreement described in Note 7, two individuals, one of whom was a stockholder in Encore, will also receive warrants to purchase an aggregate 427,500 of the Company's common shares at $.3125 through March, 2005.

 An additional 1,000,000 of the Company's common shares are reserved for issuance to the former stockholders of Encore if the Company's consolidated net revenues are at least $15,000,000 for the twelve month period beginning March 1, 2000. In such event, in accordance with the loan agreement described in Note 7, the same two individuals described previously will receive additional warrants to purchase an aggregate 427,500 of the Company's common shares at $.3125 per share through March, 2006.

Note 3 - Discontinued Operations

Prior to November 20, 1998, the Company was engaged in the business of operating and developing real estate. On that date, the Company effectively terminated its previously conducted real estate operations by transferring all its operating assets and substantially all related liabilities to its then principal stockholder in satisfaction of an indebtedness owing to him. The transaction resulted in a gain of approximately $97,000, net of related income taxes of approximately $31,000.

 Summarized operating data for the discontinued real estate operations are as follows:

                                         Three Months Ended
                                           January 31,
                                             1998         1999

  Rental income                              $  53,577     $  16,818
  Income (loss) before provision
    for income taxes                         $   4,333     $   13,370
  Income (loss) from
    discontinued operations                  $   3,682     $   13,370

Note 4 - Note Payable

At January 31, 1999, the Company owed David C. Ellis Profit Sharing Plan $28,000. The note is non-interest bearing and is due on May 1, 1999.

At January 31, 1999, the Company owed a stockholder $18,000. The loan is due on demand and bears interest at 10% per annum.

Note 5 - Long-Term Debt

At January 31, 1999, notes payable aggregating $112,000 were due to two stockholders. The notes carried interest at 6% per annum, and were due on September 30, 1999. On February 9, 1999, the Company refinanced the notes, which now bear interest at 10% per annum, and mature August 31, 2000. Accordingly, the notes have been classified as long-term debt in the accompanying consolidated balance sheet.

Under the revised terms of the notes, the payment of principal and interest is subordinated to all payments of principal and interest due on additional note obligations amounting to $1,000,000 incurred on February 9, 1999 (Note 7). In connection with the refinancing, the two stockholders received warrants to purchase an aggregate 224,000 of the Company's common shares at $.3125 per share through February 8, 2004.

Note 6 -  Income Taxes

For federal income tax purposes, costs of start-up activities are capitalized and amortized over a five year period beginning in the month in which business operations commence.

Note 7 - Subsequent Events

In February, 1999, the Company borrowed an aggregate $1,000,000 from several individuals. The notes bear interest at 10% per annum and mature on August 31, 2000. The related loan agreement provides the Company the rights to borrow additional amounts not to exceed a maximum of $500,000. In connection with the loan agreement, the lenders also received warrants to purchase an aggregate 2,000,000 of the Company's common shares at $.3125 per share through February 8, 2004 and two other individuals received warrants to purchase an aggregate 351,250 common shares under similar terms.


Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statement

 This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be qdeemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward- looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the Company's ability to establish an adequate client base, its ability to develop and continue its marketing strategies, and those set forth below in this Registrant's Quarterly Report on Form 10-QSB under the caption "Certain Factors That May Affect Future Results."

 The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item 1 and the Notes thereto appearing elsewhere in this Form 10- QSB, and the Company's audited Financial Statements appearing in the Company's 1998 Annual Report on Form 10-KSB.

During the fiscal year ended October 31, 1998, including the first three months of that fiscal year ended January 31, 1999, all of Registrant's revenues were from the rentals derived from the operation of its Hurst, Texas office building. The revenues from the Hurst, Texas office building were only sufficient to pay the expenses and mortgage debt service related to that building, which mortgage debt was paid off April 1, 1998. All other funding requirements of the Registrant were provided by advances made to it by its then principal shareholder. Other than the payment to be made to such person out of the proceeds of a $150,000 mortgage loan secured by the two properties which Registrant obtained in the last quarter of fiscal 1998, the Registrant was unable to make payments of interest or principal on this debt. Accordingly, unless the Registrant had been able to sell off its real estate holdings or find another source of capital, it would not have been able to pay its debt to its principal stockholder or to acquire other properties or assets to produce revenues.

Management of the Registrant had for the past three years been engaged in a search for an acquisition that would add a viable business to Registrant so as to place it in a position to be able to continue as a going concern. Taking that need into consideration, Registrant entered into the Stock Exchange Agreement with the shareholders of Encore International, Inc. (Encore) and acquired all of the outstanding shares of Encore (see Note 2 of the Notes to Financial Statements). Effective February 9, 1999, the Registrant entered into a loan agreement to provide it with $1,000,000 in operating capital which has allowed it to start the business activities of its subsidiary.

 After consummation of the Stock Exchange Agreement with Encore and Encore's subsequent merger with VisionQuest Worldwide, Inc. (VisionQuest), a subsidiary of the Registrant, the Registrant has initiated its marketing program (the VisionQuest Marketing Program) though a national network of independent distributors. The VisionQuest Marketing Program has been developed by the officers of the Registrant who believe that the program illustrates a comprehensive understanding of the network marketing industry. The Registrant intends to align its product line with future health and business trends, as those trends are identified through research and other means.

 The three principal founding members of the business of VisionQuest are Steve Gould, Lee Kaplan and Robert Bray, who are the Registrant's current officers and directors.

Initial Products

 The natural health and nutritional supplement industry is a $30 billion plus a year business. The Registrant, through VisionQuest, intends to target the market pool identified as baby boomers and provide access for those individuals to innovative, effective and high demand life- enhancing products.

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

 The VisionQuest product philosophy will be based on a three pronged approach to achieving optimum health: (i) cleanse the body of toxins, (ii) boost the body's immune system, and (iii) provide the body with comprehensive nutritional protection.

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

 VisionQuest anticipates that its initial products (Initial Products) will consist of four exclusive products: (i) a homeopathic formulation designed to cleanse the liver and kidneys; (ii) an herbal and homeopathic weight management product based on homeopathic principles; (iii) a high potency shark liver oil designed to enhance the body's natural immune system; and (iv) a marine nutri-ceutical formulation containing special anti-oxidants and omega 3 fish oils.

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

 VisionQuest has been actively working with Dr. Leonard Haimes, a physician who is nationally recognized in the field of bariatric medicine, to test and endorse a state-of-the-science weight loss regimen that the physician formulated. Initial results appear to be positive. This weight management program will include a guided imagery success program to offer long term weight loss success. On March 25, 1999, VisionQuest entered into a five-year agreement with Dr. Haimes to perform consulting and support services relative to both the current product line of VisionQuest and in the development of new products for VisionQuest.

 The Initial Products will be periodically and strategically followed with a variety of additional homeopathic and nutri-ceutical products which will compliment the VisionQuest marketing program.

 VisionQuest has placed its order for the initial inventory of its Initial Products and expects delivery of the same during the third week of May 1999.

VisionQuest Marketing Program

 VisionQuest intends to market its products through a network of independent contractors it will call Team Members. These Team Members will purchase the product directly from VisionQuest and then resell the product to end-users, making a retail profit. In addition, through a comprehensive, state-of-the-art multi-level commission structure, Team Members will have the opportunity to earn bonuses on their member organization which they build at their own pace. The Team Members will be supported through an array of marketing and training tools provided by the Registrant.

 In the effort to quickly establish its membership network, VisionQuest has gathered commitments from a significant number of key independently contracted sales people with backgrounds in network marketing and business operation. VisionQuest intends, through utilization of these independent contractors, to recruit many more independent distributors into the network in a relatively short amount of time.

 The Registrant anticipates that it will commence the distribution of its Initial Products through its network of independent contractors promptly following its receipt of its initial inventory of such products during May 1999.

1999 Private Financing

 The Registrant estimated that it required between $1,000,000 to $1,500,000 in funding to establish the new line of business. Effective February 9, 1999, the Registrant entered into a Loan Agreement with seven individual investors (the Investors), pursuant to which the Investors agreed to lend $1,000,000 (the
Loan) to the Registrant. The loan proceeds have been placed into an escrow account which the Registrant may access for advances through application to a Disbursement Agent. The Disbursement Agent, Gerald M. Holland, is a shareholder of the Registrant and one of the Investors. Through April 30, 1999, the Registrant has drawn $800,000 from the funds set aside in the escrow account.

 In return for their agreement to loan funds to the Registrant, the Investors received a promissory note for $1,000,000 plus Class A Warrants for the purchase of an aggregate of 2,000,000 shares of the Registrant's common stock. The promissory note bears interest at the rate of 10% per annum and matures on August 31, 2000. The Class A Warrants have an exercise price of $.3125 per share and expire on February 8, 2004. The Investors also agreed to loan, on a pro rata basis, an additional $500,000 over and above the $1,000,000 original loan if additional funds are required by the Registrant for purchase of product. If the additional loan is made, the Investors will receive additional Class A Warrants on a pro rata basis for the additional funds loaned. Class A Warrants for the purchase of an aggregate of 351,250 shares of the Registrant's common stock were also issued to Gerald M. Holland and Damaso W. Saavedra, two individuals who represented the Investors in the negotiations with the Registrant, which were Warrants those Investors would have otherwise received. As additional collateral for the Loan, Steve Gould, Lee Kaplan, Robert Bray and Gerald Holland executed a Non-Recourse Pledge Agreement and an Irrevocable Proxy in favor of the Investors. The Pledge Agreement provides that Messrs. Gould, Kaplan, Bray and Holland pledge as collateral security for payment of the Loan an aggregate of 4,978,264 shares of the Registrant's Common Stock which they hold to the Investors. The Investors at any time prior to repayment of the initial loan and/or the additional loan may use the Irrevocable Proxy to vote on major decisions presented to the Registrant's shareholders, provided however, that the Proxy may not be used by the Investors to vote to remove any director or officer from the Registrant for reasons other than gross negligence, theft, or legal incompetency. Further, the Investors may not vote to elect any person as a director of the Registrant other than those persons currently holding that position. The Proxy terminates upon repayment of the initial loan and/or the additional loan to the Investors.

 In connection with the Loan, the Registrant also granted to the Investors a Master Distributorship directly below the Master Distributorship granted to Lee Kaplan. The Master Distributorship granted to the Investors shall be operated in accordance with the policies of VisionQuest Worldwide, Inc., the subsidiary of the Registrant, and is entitled to receive compensation in accordance with VisionQuest's Distributor Compensation Plan, commissions and bonuses on down-line sales activity. The Investors shall receive 80% of the commissions earned by the Master Distributorship and 10% of such commissions shall be paid to each of Messrs. Holland and Saavedra. Payment of the commission earned by the Master Distributorship will be made monthly by the Registrant and will be included in the Company's regular monthly bonus run as to its independent Distributors and/or Team Members.

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

Use of Proceeds of 1999 Private Financing

 The majority of the proceeds of the 1999 private financing will be utilized for operating capital during VisionQuest's pre-launch phase. The funding will provide for payroll, deposits for software development, communications equipment, lease and cash payments on furniture as well as office and computer related equipment and payment of accounts payable. Large deposits and payments are due on product inventory and marketing materials.

 During the first three months of operation, the Registrant will utilize the loan proceeds for the cost of day to day business until such time as VisionQuest's operations are expected to earn a profit. Additionally, capital is required to cover aggressive product and marketing material purchases, particularly if the growth of the distributor force should exceed projections.

 The Registrant intends to pursue a moderately aggressive approach to building inventory during the first six months, while maintaining some funds in reserve so that it can support the needs of the Registrant's Team Members in a timely manner.

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

 The Registrant's capital requirements in connection with its VisionQuest development activities have been and will continue to be significant. To date, it has been dependent upon the proceeds of sales of its securities to private investors to fund its development activities. The Registrant anticipates that its available cash will be sufficient to satisfy its contemplated cash requirements for at least the period ending December 31, 1999. After such time, the completion of the Registrant's development activities relating to its products and the commencement of marketing activities in connection with such products will require continued funding. The Registrant has no current arrangements other than those described above with respect to sources of additional financing and there is no assurance that other additional financing will be available to the Registrant in the future on commercially reasonable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Registrant, including possibly requiring the Registrant to curtail or cease operations. To the extent that any future financing involves the sale of the Registrant's equity securities, the Registrant's then existing stockholders could be substantially diluted.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 None.

Item 2. Changes in Securities

 None.

Item 3. Defaults upon Senior Securities

 None.

Item 4. Submission of Matters to a Vote of Security Holders

 None.

Item 5. Other Information

 None.

Item 6. Exhibits and Reports on Form 8-K

 Exhibits:

 10.1 Consulting Agreement with Dr. Leonard Haimes (incorporated by reference from Exhibit 10.19 to Registrant's Form 10-KSB/A filed with the Commission on May 14, 1999.)

 Reports of Form 8-K:

Form 8-K filed on January 26, 1999 reported a change in the Company's independent certified public accountants.

Form 8-K/A filed on January 26, 1999 reported financial information concerning the Company's acquisition of Encore International, Inc.

Form 8-K filed on March 18, 1999 reported the Company's 1999 private financing.


                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 1999.              CONTINENTAL HERITAGE CORPORATION

                                  BY:  /s/Steve Gould
                                  Steve Gould, President, Chief Executive
                                  Officer, Treasurer, Chief Financial Officer
                                  and Director