Form 10QSB
period 1999-04-30
CONTINENTAL HERITAGE CORP
filed 1999-07-06
CIK 24055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
   (Mark one)
     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 1999

     [x]  Transition Report Pursuant to Section 13 or 15(d)  of the Securities
Exchange Act of 1934 For the transition period from         to

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

                    ----------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the (issuer) (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      Applicable only to corporate issuers

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                          6,928,860 as of May 31,1999.

                 Transitional Small Business Disclosure Format

                                Yes [ ]  No: [X]


                        CONTINENTAL HERITAGE CORPORATION

                                     INDEX

Part I - Financial Information                               Page

Item 1. Financial Statements
        Consolidated Balance Sheet - April 30, 1999          F-1

        Consolidated Statement of Operations for the
        three months and six months ended
        April 30, 1998 and 1999                              F-2

        Consolidated Statements of Cash Flows for the
        six months ended April 30, 1998 and 1999             F-3

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


Item 1.  Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

                                                           Page No.

Consolidated Balance Sheet as of April 30, 1999              F-1

Consolidated Statement of Operations
 for the three months and six months ended
 April 30, 1998 and 1999                                     F-2

Consolidated Statement of Cash Flows
 for the six months ended April 30, 1998 and 1999            F-3

Notes to Consolidated Financial Statements                   F-4


               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                           Consolidated Balance Sheet
                                  (Unaudited)
                                 April 30, 1999

                                     ASSETS

Current assets:
  Cash                                               $    36,232
  Inventory and depostis                                 251,823
  Prepaid expenses                                        45,930
                                                         -------
      Total current assets                               333,985

 Property assets, at cost less
  accumulated depreciation of $1,200                     272,888

 Other assets                                             27,847
                                                        --------
      Total assets                                   $   634,720
                                                         =======

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current liabilities:
  Notes payable                                      $    66,133
  Accounts payable and accrued expenses                  250,102
  Current portion of long-term debt                       41,106
                                                         -------
      Total current liabilities                          357,341

  Long-term debt, less current portion                   982,874

  Commitments and contingencies

  Stockholders' deficiency:
 Common stock, $.10 par value; 10,000,000 shares
  authorized; 6,928,860 shares issued and outstanding   692,886
 Additional paid-in capital 46,425
 Deficit accumulated during the development stage      (796,123)
 Accumulated deficit                                   (648,683)
                                                        -------
  Total stockholders' deficiency                       (705,495)
                                                        -------
   Total liabilities and stockholders' deficiency    $  634,720
                                                        =======

               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                Consolidated Statement of Operations (Unaudited)

                                                                 Cumulative
                        Three Months    Ended Six Months Ended    from Inception
                         April 30,         April 30        to
                         1998       1999     1998     1999       April 30, 1999
Development stage
activities:
 Revenues               $      -   $      -   $      -   $      -   $       -
                         -------    -------    -------    -------     -------
 Operating expenses:
    Professional fees          -     78,408          -    121,080     157,119
    General and
    administrative        17,710    269,407     89,710    379,626     637,804
    Depreciation               -          -          -        400       1,200
                         -------    -------    -------    -------     -------
  Total operating costs   17,710    347,815     89,710    501,106     796,123
                         -------    -------    -------    -------     -------
 Loss from development
  stage activities       (17,710)  (347,815)   (89,710)  (501,106)  $(796,123)

Discontinued operations:
 Income from discontinued
operations                 3,614          -      7,296     13,370
 Gain on disposal of
discontinued operations
 (net of income taxes
  of $31,000)                  -          -          -     96,978
                         -------    -------    -------    -------
   Income from
      discontinued
      operations           3,614          -      7,296    110,348
                         -------    -------    -------    -------
Net (loss)              $(14,096) $(347,815)  $(82,414) $(390,758)

Net (loss)
per common share
 Weighted average
 of common shares
 outstanding:           6,875,860 6,892,400   6,875,860 6,882,976

 Loss from development
stage activities        $      -  $   (0.05)  $   (0.01) $  (0.07)
 Discontinued operations:
  Income (loss) from
   discontinued operations     -          -           -         -
  Gain on disposal of
   discontinued operations     -          -           -       .01
                          ------      -----        -----     -----
 Net (loss)             $      -  $   (0.05)  $    (0.01)$   (0.06)
                          ======     ======        ======     ====


               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                Consolidated Statement of Cash Flows (Unaudited)
                    Six Months Ended April 30, 1998 and 1999
                                                  1998         1999
Development stage activities:
 Net income (loss)                                $   (82,414) $ (390,758)
 Adjustments to reconcile net loss
    to net cash used in development
      stage activities:
       Income from discontinued operations             (7,296)   (110,348)
       Depreciation                                         -         400
       (Increase) in inventory                              -    (223,823)
       (Increase) in prepaid expenses                       -     (45,930)
       (Increase) in other assets                           -     (26,847)
       Increase in accounts payable and
         accrued expenses                                   -     150,717
                                                       ------     -------
  Net cash used in development
     stage activities                                 (89,710)   (646,589)
                                                      -------     -------
Financing activities:
 Issuance of common stock                                   -       5,500
 Proceeds from borrowings                              91,564     933,380
 Payments on long-term debt                                 -      (1,400)
                                                       ------     -------
  Net cash from financing activities                   91,564     937,480
                                                       ------     ------=
Investment activities:
 Purchase of property assets                           (1,854)   (268,621)
                                                        -----     -------
  Net cash from investment activities                  (1,854)   (268,621)
                                                        -----     -------
Cash used in discontinued operations                   (4,849)    (26,710)
                                                        -----      ------
Increase (decrease) in cash                            (4,849)     (4,440)

Cash, beginning of period                              36,308      40,672
                                                       ------      ------
Cash, end of period                                $   31,459  $   36,232
                                                       ======      ======
Supplementary cash flow disclosure:

  Interest paid - development stage activities     $        -  $      502
                                                       ======      ======
 Interest paid - discontinued operations           $    1,750  $      913
                                                        =====      ======

               CONTINENTAL HERITAGE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 April 30, 1999

Note 1 - General

 The consolidated interim financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany items and transactions have been eliminated in consolidation.
Such financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended October 31, 1998 and the quarter ended January 31, 1999.

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations for the six months and three months ended April 30, 1999 are not necessarily indicative of results for the year ending October 31, 1999.

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

 Encore, currently operating as VisionQuest Worldwide, Inc., was organized on December 30, 1997, and has realized no revenues from operations. It considers itself to be a development stage company and intends to engage in the wholesale and retail distribution of nutri-ceutical and homeopathic products.

 Pursuant to the terms of the Stock Exhange Agreement, the former stockholders of Encore may receive 1,000,000 additional common shares if consolidated net revenues are at least $8,000,000 for the twelve month period beginning July 1, 1999. In that event, in accordance with the loan agreement described in Note 4, two individuals, one of whom was a stockholder in Encore, will also receive warrants to purchase an aggregate 427,500 of the Company's common shares at $.3125 through March, 2005.

An additional 1,000,000 of the Company's common shares are reserved for issuance to the former stockholders of Encore if the Company's consolidated net revenues are at least $15,000,000 for the twelve month period beginning July 1, 2000. In such event, in accordance with the loan agreement described in Note 4, the same two individuals described previously will receive additional warrants to purchase an aggregate 427,500 of the Company's common shares at $.3125 per share through March, 2006.

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

Summarized operating data for the discontinued real estate operations are as follows:

                                   Three Months Ended     Six Months Ended
                                           April 30,          April 30,
                                        1998      1999    1998        1999

  Rental income                    $  56,988 $      -    $110,565 $ 16,818
  Income before
    provision for income taxes     $   4,251 $      -    $  8,584 $ 13,370
  Income from
    discontinued operations        $   3,614 $      -    $  7,296 $ 13,370


Note 4 - Long-Term Debt

Long-term debt at April 30, 1999 consisted of the following:

Notes payable with several investors; interest at 10% per annum with a balloon payment on August 31, 2000.  The loan agreement grants the Company the rights to borrow additional amounts not to exceed a maximum of $700,000. An additional $318,000 was
borrowed from the investors subsequent to April 30, 1999.
In connection with the loan agreement, the lenders also received warrants to purchase an aggregate 2,000,000 of the Company's common shares at $.3125 per share through February 8, 2004 and two other individuals received warrants to purchase an aggregate
351,250 common shares under similar terms.                       $ 800,000

Notes payable, stockholders , interest at 10% per
annum, due August 31, 2000.  The payment of principal
and interest is subordinated to all payments of principal
and interest due on the note obligations referred to above.
In connection with the financing, the stockholders
received warrants.                                                 112,000

Capital lease obligations with interest at 6.5% to
33% per annum.                                                     111,980
                                                                   -------
                                                                 1,023,980
 Current maturities                                                 41,106
                                                                  --------
                                                               $   982,874
                                                                   =======

Note 5 - Commitments and Contingencies

The Company occupies office space in Las Vegas, Nevada under a non-cancelable operating lease that is guaranteed by a shareholder and requires monthly rentals of $19,569 through June 30, 2004. The Company also leases equipment and furniture under capital leases. Such capitalized equipment amounted to $113,382 at April 30, 1999.

Minimum future rental payments under the leases are tabulated as follows:

                                          Operating    Capital
 Years Ending April 30,                   Leases       Leases

                 2000                     $   236,607  $   64,522
                 2001                         256,769      40,306
                 2002                         263,885      33,370
                 2003                         271,001       3,286
                 2004                         254,397       2,696
                 2005                               -         225
                                            ---------     -------
  Total minimum rentals                   $ 1,282,659     144,405
                                            =========
  Less interest and
    other costs                                            32,425
                                                           ------
  Present value of minimum
    lease payments                                        111,980

  Less:  current portion                                   41,106
                                                          -------
  Long-term portion                                    $   70,874
                                                           ======
Note 6 - Subsequent Events

On June 16, 1999, the Company borrowed $100,000 from an investor. The note requires monthly payments of $16,667 starting on July 31, 2000 and bears interest at 10% annum.

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

 After consummation of the Stock Exchange Agreement with Encore and Encore's subsequent merger with VisionQuest Worldwide, Inc. (VisionQuest), a subsidiary of the Registrant, the Registrant has initiated its marketing program (the VisionQuest Marketing Program) though a national network of independent distributors. The VisionQuest Marketing Program has been developed by the officers of the Registrant who believe that the program illustrates a comprehensive understanding of the network marketing industry. The Registrant has aligned its product line with future health and business trends, as those trends are identified through research and other means.

 The three principal founding members of the business of VisionQuest are Steve Gould, Lee Kaplan and Robert Bray, who are the Registrant's current officers and directors.

Initial Products

 The natural health and nutritional supplement industry is a $30 billion plus a year business. The Registrant, through VisionQuest, intends to provide access to this large market through innovative, effective and high demand life-enhancing products.

 The VisionQuest product line will be composed of historically proven, life-enhancing health remedies as well as new health discoveries from around the world including a variety of breakthrough products derived from the sea. Through high potency nutri-ceutical products and formulations developed using sound principles and time proven therapies such as homeopathy and ayurvedic medicine, the VisionQuest product line is designed to promote consumer confidence and results. These proprietary products will be sold person to person or through convenient and automatic delivery to the customer's home.

 VisionQuest's cornerstone product philosophy will be based on a three pronged approach to achieving optimum health: (i) cleanse the body of toxins, (ii) boost the body's immune system, and (iii) provide the body with comprehensive nutritional protection.

 VisionQuest has engaged the services of Leonard Haimes, M.D., a medical doctor with 40 years experience. Dr. Haimes is nationally recognized in the field of bariatric medicine, and is a well-known alternative health care physician who is a specialist in homeopathy. VisionQuest has been actively working with Dr. Haimes, and on March 25, 1999, VisionQuest entered into a five- year agreement with Dr. Haimes to perform consulting and support services relative to both the current product line of VisionQuest and in the development of new products for VisionQuest. Through this alliance, VisionQuest has secured his services as the company's Medical Director and his endorsement of the products. The products have been formulated according to strict standards for quality and performance, and then electro-magnetically balanced to assure the formulas to be toxin free and effective.

 VisionQuest's initial product line (Initial Products) consists of four exclusive products: (i) LiveRx, a homeopathic formulation designed to cleanse the liver and kidneys; (ii) Ocean Gold, a high potency shark liver oil designed to enhance the body's immune system; (iii) Pro Algaen Omega, a comprehensive marine nutri-ceutical formulation containing special anti-oxidants and omega 3 fish oils; and (iv) SlenderQuest, a homeopathic weight management system.

 All of the Initial Products consist of proprietary formulations of homeopathic and/or marine products and their distribution will be exclusive to VisionQuest. VisionQuest has entered into an agreement with Marine Biologics, Inc., which is a broker for third party suppliers of the components of VisionQuest's Initial Products, whereby VisionQuest will have exclusive distribution rights for these specific formulations. This contract is for a term of five years and automatically renews for an additional term at the end of five years, provided that neither party provides written notification of its intention not to renew.

 The Initial Products will be periodically and strategically followed with a variety of additional leading-edge products which will compliment the VisionQuest marketing program.

 VisionQuest has placed its order for the initial inventory of its Initial Products and has been accepting delivery of the products. Sales of products commenced during June 1999.

VisionQuest Marketing Program

 VisionQuest markets its products through a network of independently contracted distributors called "Team Members." These Team Members purchase the product directly from VisionQuest and then resell the product to end-users, making a retail profit. In addition, through a comprehensive, state-of-the-art "multi-level" commission structure, Team Members will have the opportunity to earn bonuses on their membership organization which they build at their own pace. The Team Members will be supported through an array of marketing and training tools provided by the Registrant including voice-activated and online systems the Registrant calls "VisionWorks" Voice and "VisionWork Online services."

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

1999 Private Financing

 The Registrant estimated that it required between $1,000,000 to $1,500,000 in funding to establish the new line of business. Effective February 9, 1999, the Registrant entered into a Loan Agreement with seven individual investors (the Investors), pursuant to which the Investors agreed to lend $1,000,000 (the
Loan) to the Registrant, with the right for the Registrant to borrow up to an additional $500,000 from the Investors. The loan proceeds have been placed into an escrow account which the Registrant may access for advances through application to a Disbursement Agent. The Disbursement Agent, Gerald M. Holland, is a shareholder of the Registrant and one of the Investors. Through June 21, 1999, the Registrant has drawn $1,090,000 from the funds set aside in the escrow account.

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


Use of Proceeds of 1999 Private Financing

 The majority of the proceeds of the 1999 private financing has been utilized for deposit on inventory and marketing material as well as operating capital during VisionQuest's pre-launch phase.

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

 The Registrant does not contemplate that it will directly manufacture any of its products. It intends to contract with third party developers and manufacturers to supply its products. Although management believes it will be able to negotiate satisfactory manufacturing and supply agreements, the failure to do so would have a material adverse effect on the Registrant. Furthermore, there can be no assurance that such manufacturers will dedicate sufficient production capacity to satisfy the Registrant's requirements within scheduled delivery times or at all. Failure or delay by the Registrant's suppliers in fulfilling its anticipated needs would adversely affect the Registrant's ability to develop and market its products. While management believes that it has or will be making satisfactory arrangement for supply of its products it anticipates that the Registrant will obtain certain of them from a single source, or limited number of sources, of supply. In the event that certain of such suppliers are unable or unwilling to provide the Registrant with the products on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on the Registrant's operations.

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

 None.

Item 5. Other Information

 None.

Item 6. Exhibits and Reports on Form 8-K

 Exhibits:

10.10 Form of $200,000 Promissory Note of Registrant dated May 27, 1999 delivered to Investors.

10.11 Security Agreement dated May 27, 1999 among Registant, VisionQuest Worldwide, Inc. and Gerald M. Holland, as agent.

 27. Financial Data Schedule (for SEC use only)

 Reports of Form 8-K:

 None.


                                   SIGNATURES

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 1999.
                               CONTINENTAL HERITAGE CORPORATION

                                BY:  /s/Steve Gould
                                     Steve Gould, President, Chief Executive
                                     Officer, Treasurer, Chief Financial
                                     Officer  and Director


                                PROMISSORY NOTE
$200,000                                                May 27, 1999

FOR VALUE RECEIVED, Continental Heritage Corporation, a Delaware corporation, having its principal business office at 7674 West Lake Mead Blvd., Las Vegas, NV 89128 (Maker), promises to pay the order of Gerald Holland (Disbursement Agent), 4860 N.E. 12th Avenue, Fort Lauderdale, Florida 33334, the principal sum of Two Hundred Thousand Dollars ($200,000) lawful money of the United States of America, or so much of that sum as may be advanced under this Note, together with interest at the annual rate of ten percent (10%) per annum from the date or dates of the outstanding balance thereof, on the terms set forth herein, as follows:

     1. Pursuant to the terms and provisions of a certain Loan Agreement (Loan Agreement) dated February 9, 1999 by and among the Maker, Jules Ross, Richard
A. Hahner, Case Holdings, Inc., Peter Casoria, Jr., Peter Casoria, Sr., Dennis Lopez and Gerald M. Holland (the Payees) and Robert Bray, Steve Gould, Gerald Holland and Lee Kaplan, the beneficial owners of 4,978,264 shares of Common Stock, $.10 par value, of Maker (Shareholders). The Payees have loaned to the Maker the sum of $200,000, which is deemed to be the Additional Loan as defined in the Loan Agreement. All of the agreements, conditions, covenants, provisions and stipulations contained in the Loan Agreement which are to be kept and performed by Maker or the Shareholders with respect to the Additional Loan, as defined therein, and this Note are hereby made a part of this Note to the same extent and with the same force and effect as if they were fully set forth herein, and Maker covenants and agrees to keep and perform them, or cause them to be kept and performed, strictly in accordance with their terms.

     2. (a) Subject to the terms of the Loan Agreement, interest shall accrue, in arrears, without setoff or deduction, from the date of the first advance hereunder and continuing until the Maturity Date (as hereinafter defined). Payment of accrued interest prior to the Maturity Date, as defined below, shall be made on the last day of each month commencing with the month of March 2000 and on the Maturity Date.

     (b) Commencing on the last day of March, 2000, and on the last day of each month thereafter to and including the Maturity Date, Maker shall make six (6) consecutive principal payments of one-sixth (1/6) of the amounts advanced under this Note, each of which principal payments shall be accompanied by a payment of interest as provided in Section 2(a) above on the unpaid principal balance of this Note at the rate provided.

     (c) The entire unpaid principal balance of this Note and all interest accrued thereon but not previously paid and all other sums payable hereunder, shall be due and payable in full on August 31, 2000 (the "Maturity Date").

     3. The principal and interest shall be payable to the Disbursing Agent at his address set forth above, or at such other place as Payees, from time to time, may designate in writing. The Disbursing Agent shall, upon his receipt of payment of interest or principal and collection of such amount distribute to each of the Payees his or its proportionate share of the interest and principal of each such payment on account of this Note as provided in the Loan Agreement.

     4. Maker shall have the privilege of prepaying this Note in full but not in part without penalty, at any time, provided not less than twenty (20) days written notice of such election is given by Maker to the Payees.

     5. It is further understood, however, that should any default be made in the payment of any installment of principal and interest or any other payment due under this Note on the date such payment is due, or in the performance of any of the agreements, conditions, covenants, provisions or stipulations contained in this Note, in the Loan Agreement or in any of the Loan Documents, as herein defined, or should the employment by the Company of Steve Gould be terminated for any reason whatsoever, then the Disbursement Agent, acting pursuant to instructions of the Payees, at their option and without notice to Maker unless expressly required elsewhere in this Note or the Loan Agreement, may declare due and payable immediately the entire unpaid balance of principal and all other sums due by Maker under this Note, with interest accrued on it at the applicable rate specified above to the date of default and after that date at a "default rate" which shall be highest rate of interest permitted under the laws of Florida, notwithstanding anything to the contrary in this Note or in the Loan Agreement; and payment may be enforced and recovered in whole or in part at any time by one or more of the remedies provided to Payees in this Note. In such a case Payees may also recover all costs of suit and other expenses in connection with it, together with reasonable attorneys' fees for collection, together with interest on any judgment obtained by Payees at the default rate (defined above), including interest at the default rate from and after the date of any execution, judicial or foreclosure sale until actual payment is made to Payees of the full amount due Payees. This Note, the Loan Agreement, the $1,000,000 Promissory Note dated February 12, 1999, and the Security Agreement, each of which are referred to herein, shall sometimes be hereinafter referred to herein as the "Loan Documents."

     6. Payment of this Note is secured by a Security Agreement among the Maker, VisionQuest Worldwide, Inc., a wholly owned subsidiary of the Maker (VisionQuest) and the Disbursement Agent, as agent for the Payees, pursuant to which VisionQuest has granted to the Payees a lien against products held by it for resale as security for payment of this Note by the Maker.

     7. Payees, or the Disbursing Agent on their behalf, shall not exercise any right or remedy provided for herein because of any default of Maker unless (i) in the event of a monetary default, Maker shall have failed to pay the outstanding sums within a period of five (5) business days after the date of the notice of default has been given by the Disbursing Agent or the Payees; or
(ii) in the event of a non-monetary default, Maker shall have failed within a period of thirty (30) days after the date Payees or the Disbursing Agent, as the case may be, has given Maker written notice of such default to cure the non-monetary default; provided, however, Payee shall not be required to give any such notice or to allow any part of the grace period if Maker shall have filed a petition in bankruptcy or reorganization or a bill in equity or otherwise initiated proceedings for the appointment of a receiver of its assets, or if Maker shall have made an assignment for the benefit of creditors, or if a receiver or trustee is appointed for Maker and such appointment or such receivership is not terminated within thirty (30) days.

     8. Payees' failure to exercise their option to accelerate the indebtedness evidenced by this Note shall not constitute a waiver of the right to exercise that option at any other time so long as that event of default remains outstanding and uncured, or to exercise it upon the occurrence of another default.

     9. The remedies of Payees as provided in this Note shall be cumulative and concurrent; may be pursued singly, successively, or together at the sole discretion of Payees, may be exercised as often as occasion for their exercise shall occur; and in no event shall the failure to exercise any such right or remedy be construed as a waiver or release of it.

     10. Maker waives presentment for payment, demand, notice of demand, notice of nonpayment or dishonor, protest and notice of protest of this note, and all other notices in connection with the delivery, acceptance, performance, default, or enforcement of the payment of this Note, and it agrees that its liability shall be unconditional, without regard to the liability of any other party, and shall not be affected in any manner by any indulgence, extension of time, renewal, waiver, or modification granted or consented to by Payees.

     11. If any provision of this Note is held to be invalid or unenforceable by a Court of competent jurisdiction, the other provisions of this Note shall remain in full force and effect and shall be construed liberally in favor of Payees in order to effectuate the provisions of this Note. In no event shall the rate of interest payable under this Note exceed the maximum rate of interest permitted to be charged by the laws of Florida (including the choice of law rules) and any interest paid in excess of the permitted rate shall be refunded to Maker. That refund shall be made by application of the excessive amount of interest paid against any sums outstanding and shall be applied in such order as Payee may determine. If the excessive amount of interest paid exceeds the sums the outstanding, the portion exceeding the sums outstanding shall be refunded in cash by Payees. Any crediting or refund shall not cure or waive any default by Maker under this Note. Maker agrees, however, that in determining whether or not any interest payable under this Note exceeds the highest rate permitted by law, any non-principal payment including, without limitation, prepayment fees and late charges shall be deemed, to the extent permitted by law, to be an expense, fee, premium or penalty rather than interest.

     12. Payees shall not be deemed, by any act or omission or commission, to have waived any of their rights or remedies under this Note unless the waiver is in writing and signed by Payees, and then only to the extent specifically set forth in the writing. A waiver on one event shall not be construed as continuing or as a bar to or waiver of any right or remedy to a subsequent event.

13. This instrument shall be governed by and construed according to the laws of the State of Florida.

     14. Whenever used, the singular number shall include the plural, the plural the singular, the use of any gender shall be applicable to all genders, and the words Payees and Maker shall be deemed to include the respective heirs, personal representatives, successors and assigns of Payee and Maker. If Maker consists of more than one person, corporation or other entity, the obligations and liabilities of such persons, corporations or other entities under this Note shall be joint and several, and the word Maker shall mean all or some or any of them.

     15. As provided in the Loan Agreement, the Disbursement Agent has been authorized to act on behalf of the Payees with respect to this Note as and to the extent instructed by the Payees.

     16. All payments under this Note shall be made in such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public or private debts.

     17. Time is of the essence as to each provision of this Note which requires Maker to take any action within a specified time period.

MAKER AND PAYEES HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER MAY HAVE TO TRIAL BY JURY WITH RESPECT TO ANY LITIGATION BASED HEREON OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE OR ANY AGREEMENT CONTEMPLATED TO BE EXECUTED IN CONJUNCTION THEREWITH OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, VERBAL OR WRITTEN STATEMENTS OR ACTIONS OF EITHER PARTY HERETO. THIS PROVISION IS A MATERIAL INDUCEMENT FOR PAYEES TO MAKE THE LOAN EVIDENCED BY THIS NOTE. IN WITNESS WHEREOF, Maker, intending to be legally bound, has duly executed and delivered this Note.

                                    CONTINENTAL HERITAGE CORPORATION

                                     By: Steve Gould, President


                               SECURITY AGREEMENT

     THIS AGREEMENT, made as of the 27th day of May 1999, by and among CONTINENTAL HERITAGE CORPORATION, herein called the Debtor, whose business address is 7674 West Lake Mead Blvd., Las Vegas, NV 89128, VISIONQUEST WORLDWIDE, INC. (VisionQuest), whose business address is 7674 West Lake Mead Blvd., Las Vegas, NV 89128 and GERALD M. HOLLAND, as Disbursement Agent on behalf of the Payees under a certain Promissory Note of Debtor dated May 27, 1999 in the principal amount of $200,000 (the Note), which Payees are herein collectively called the Secured Party, whose address is c/o Gerald M. Holland, 4860 N.E. 12th Avenue, Fort Lauderdale, Florida 33334.

                                  WITNESSETH:

     1. To secure the payment of the indebtedness of the Debtor in the amount of TWO HUNDRED THOUSAND DOLLARS ($200,000) with interest at the rate of 10% per annum, payable commencing March 31, 2000 to and including August 31, 2000 as evidenced by the Note, VisionQuest, a wholly owned subsidiary of the Debtor, hereby grants and conveys to the Secured Party a security interest in

     (a) the Goods and Inventory of VisionQuest as such terms are defined in the Uniform Commercial Code of each of Nevada and Texas, and as the same may exist from time to time hereinafter (hereinafter collectively called the Collateral),

     (b) all increases, substitutions, replacements, additions and accessions thereto.

     2. VisionQuest agrees to:

     (a) defend the title to the Collateral against all persons and against all claims and demands whatsoever, which Collateral, except for the security interest granted hereby, is lawfully owned by VisionQuest and is now and shall hereafter be free and clear of any and all liens, security interests, claims, charges, encumbrances, taxes and assessments except as may be set forth in this Agreement.

     (b) on demand of the Secured Party to do the following: furnish further assurance of title, execute any written agreement or do any other acts necessary to effectuate the purposes and provisions of this agreement, execute any instrument or statement required by law or otherwise in order to perfect, continue or terminate the security interest of the Secured Party in the Collateral and pay all costs of filing in connection therewith.

     (c) to keep the Collateral at one of the following locations:

     (i) c/o ODC Integrated Logistics, 450 Lillard Drive, Sparks, NV  89434;
and

     (ii) c/o Video Plus, 200 Swisher Road, Lake Dallas, TX  75065

     and not to remove same except in the usual course of its business including the sale of the same.

     (d) to keep the Collateral free and clear of all liens, charges, encumbrances, taxes and assessments.

     (e) to pay, when due, all taxes, assessments and license fees relating to the collateral.

     (f) to keep the collateral insured against loss by fire (including extended coverage), theft and other hazards as the Secured Party may require.

3. The Note executed in connection with this Agreement is a separate instrument and may be negotiated by Secured Party without releasing Debtor, the Collateral, or any guarantor or co-maker. Debtor and VisionQuest consent to any extension of time of payment.

     4. Waiver of or acquiescence in any default by the Debtor, or failure of the Secured Party to insist upon strict performance by the Debtor or VisionQuest of any warranties or agreements in this Agreement, shall not constitute a waiver of any subsequent or other default or failure.

     5. Notices to either party shall be in writing and shall be delivered personally or by mail addressed to the party at the address herein set forth or otherwise designated in writing.

      6. The Uniform Commercial Code of Nevada or Texas, dependent upon where the Goods and Inventory are located, shall govern the rights, duties and remedies of the parties and any provisions herein declared invalid under any law shall not invalidate any other provision of this Agreement.

     7. The following shall constitute a default by Debtor or VisionQuest:

     (a) A default under the Note.

     (b) Failure by Debtor or VisionQuest to comply with or perform any provision of this Agreement.

     (c) False or misleading representations or warranties made or given by Debtor or VisionQuest in connection with this Agreement.

     (d) Subjection of the Collateral to levy of execution or other judicial process.

     8. (a) Upon any default of the Debtor or VisionQuest, and at the option of the Secured Party, the obligations secured by this Agreement shall immediately become due and payable in full without notice or demand and the Secured Party shall have all the rights, remedies and privileges with respect to repossession, retention and sale of collateral and disposition of the proceeds as are accorded to a Secured Party by the applicable sections of the Uniform Commercial Code of Nevada and Texas, dependent upon where the Goods and Inventory are located, respecting "Default," in effect as of the date of this Agreement.

     (b) Upon any default, the Secured Party's reasonable attorney's fees and the legal and other expenses for pursuing, searching for, receiving, taking, keeping, storing, advertising and selling the Collateral shall be chargeable to the Debtor.

     (c) The Debtor shall remain liable for any deficiency resulting from a sale of the Collateral and shall pay any such deficiency forthwith on demand.

     (d) If the Debtor or VisionQuest shall default in the performance of any of the provisions of this Agreement on their respective part to be performed, Secured Party may perform same for the Debtor's or VisionQuest's account and any monies expended in so doing shall be chargeable with interest to the Debtor and added to the indebtedness secured hereby.

     (e) In conjunction with, addition to or substitution for those rights, Secured Party, at his discretion, may:

     (i) enter upon VisionQuest's premises peaceably by Secured Party's own means or with legal process and take possession of the Collateral, or render it unusable, or dispose of the Collateral on the VisionQuest's premises and each of the Debtor and VisionQuest agree not to resist or interfere;

     (ii) require VisionQuest to assemble the Collateral and make it available to the Secured Party at a place to be designated by the Secured Party, reasonably convenient to both parties (VisionQuest agrees that the Secured Party's address as set forth above is a place reasonably convenient to such assembling); and

     (iii) unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, Secured Party will give Debtor and VisionQuest reasonable notice or the time and place of any public sale thereof or of the time after which any private sale or any other intended disposition thereof is to be made. The requirements of reasonable notice will be met if such notice is mailed, postage prepaid, to the address of the Debtor shown above, at least three days before the time of sale or disposition.

     9. Secured Party may assign this Agreement and if assigned, the assignee shall be entitled, upon notifying the Debtor and VisionQuest, to performance of all of Debtor's and VisionQuest's obligations and agreements hereunder and the assignee shall be entitled to all of the rights and remedies of the Secured Party hereunder.

     10. The Secured Party is hereby authorized to file a Financing Statement.

     11. The terms, warranties and agreements herein contained shall bind and inure to the benefit of the respective parties hereto, and their respective legal representatives, successors and assigns.

     12. The gender and number used in this Agreement are used as a reference term only and shall apply with the same effect whether the parties are of the masculine or feminine gender, corporate or other form, and the singular shall likewise include the plural.

     13. This Agreement may not by changed orally.

     IN WITNESS WHEREOF, the Parties have respectively signed and sealed these presents the day and year first above written.

                                          CONTINENTAL HERITAGE CORPORATION



                                         By:
                                                    President

                                          VISIONQUEST WORLDWIDE, INC.


                                          By:
                                                    President


                                   Gerald M. Holland, as agent for the Payees