Form 10QSB
period 1999-07-31
CONTINENTAL HERITAGE CORP
filed 1999-09-29
CIK 24055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark one)
  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 1999 oTransition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
transition period from                 to                  .

                        Commission file number 000-7633

                   VISIONQUEST WORLDWIDE HOLDINGS CORPORATION
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

                        CONTINENTAL HERITAGE CORPORATION
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the (issuer) (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable only to corporate issuers

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                         6,928,860 as of July 31, 1999.

Transitional Small Business Disclosure Format

Yes [ ]  No [X]


                        CONTINENTAL HERITAGE CORPORATION

                                     INDEX

Part I - Financial Information                                     Page

Item 1. Financial Statements
 Consolidated Balance Sheet - July 31, 1999                        F-1
 Consolidated Statement of Operations for the three months and
  nine months ended July 31, 1998 and 1999                         F-2
 Consolidated Statements of Cash Flows for the nine months ended
  July 31, 1998 and 1999                                           F-3
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
Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                                   Page No.

Consolidated Balance Sheet as of July 31, 1999                     F-1

Consolidated Statements of Operations
 for the three months and nine months ended
 July 31, 1998 and 1999                                            F-2

Consolidated Statements of Cash Flows
 for the nine months ended July 31, 1998 and 1999                  F-3

Notes to Consolidated Financial Statements                         F-4


                             VISIONQUEST WORLDWIDE
                     HOLDINGS CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
                         (A Development Stage Company)
                     Consolidated Balance Sheet (Unaudited)
                                 July 31, 1999

                                     ASSETS
Current assets:
 Cash                                                        $   129,182
 Inventory                                                       371,214
 Due from stockholder                                             16,840
 Prepaid expenses and other receivables                           17,965
                                                                 ------
  Total current assets                                           535,201

Property assets, at cost less
 accumulated depreciation of $14,245                             269,762

Other assets                                                      37,788
                                                                 -------
   Total assets                                              $   842,751

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Notes payable                                               $    38,133
 Accounts payable and accrued expenses                           308,075
 Current portion of long-term debt                             1,075,937
                                                               ---------
  Total current liabilities                                    1,422,145

Long-term debt, less current portion                             526,814
Commitments and contingencies
Stockholders' deficiency:
 Common stock, $.001 par value; 150,000,000 shares
  authorized; 6,928,860 shares issued and outstanding              6,929
 Preferred stock, $.50 par value,
2,000,000 shares authorized;
    - 0 - shares issued and outstanding -
 Additional paid-in capital                                      732,355
 Deficit accumulated during the development stage             (1,196,809)
 Accumulated deficit                                            (648,683)
                                                               ---------
  Total stockholders' deficiency                              (1,106,208)
                                                               ---------
   Total liabilities and stockholders' deficiency            $   842,751
                                                               =========
See notes to consolidated financial statements.


                             VISIONQUEST WORLDWIDE
                     HOLDINGS CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
                         (A Development Stage Company)
               Consolidated Statements of Operations (Unaudited)

                                                                                   Cumulative
                                 Three Months Ended         Nine Months Ended      from Inception
                                 July 31,                   July 31                to
                                 1998          1999         1998        1999       July 31, 1999

Development stage activities:
 Net sales                       $       -     $   45,623   $     -    $  45,623   $     45,623
 Cost of goods sold                      -         25,971         -       25,971         25,971
  Gross profit                           -         19,652         -       19,652         19,652
                                    ------       --------    ------      -------       --------
 Operating expenses:
    Professional fees               24,056         43,263    24,056      164,343        200,382
    General and administrative      27,838        312,193   117,548      685,942        944,119
    Depreciation                       400         13,045       400       13,445         14,245
    Interest                             -         51,838         -       57,715         57,715
                                    ------        -------   -------      -------        -------
  Total operating expenses          52,294        420,339   142,004      921,445      1,216,461
 Loss from development
stage activities                   (52,294)      (400,687)  (142,004)   (901,793)  $ (1,196,809)
                                    ------        -------    -------     -------      ---------
Discontinued operations:
 Income (loss) from discontinued
    operations                     (11,880)             -     (4,584)     13,370
       Gain on disposal of
        discontinued operations
        (net of income taxes
        of $31,000)                      -              -          -      96,978
                                    ------        -------    -------      ------
   Income (loss) from
      discontinued operations      (11,880)             -     (4,584)    110,348
                                    ------        -------      -----     -------
Net loss                         $ (64,174)    $ (400,687)  $(146,588) $(791,445)
                                    ======        =======     =======    =======
Net loss per common share
 Loss from development stage
activities                       $   (0.01)    $    (0.06)  $   (0.02) $   (0.13)
 Discontinued operations:
  Income (loss) from
   discontinued operations               -              -           -          -
  Gain on disposal of
   discontinued operations               -              -           -        .01
                                    ------        -------     -------   --------
 Net (loss)                      $   (0.01)    $    (0.06)  $   (0.02) $   (0.12)
                                    ======        =======     =======   ========

Weighted average of common
shares  outstanding:             6,873,860     6,928,860    6,873,860  6,898,439

                See notes to consolidated financial statements.


                             VISIONQUEST WORLDWIDE
                     HOLDINGS CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Unaudited)
                    Nine Months Ended July 31, 1998 and 1999

                                                        1998       1999
Development stage activities:
 Net loss                                              $ (146,588) $ (791,445)
 Adjustments to reconcile net loss
    to net cash used in development
      stage activities:
       (Income) loss from
        discontinued operations                             4,584    (110,348)
       Depreciation                                           400      13,445
       (Increase) in inventory                                  -    (343,214)
       Due from shareholder                                     -     (16,840)
       (Increase) in prepaid expenses                           -     (17,965)
       (Increase) in other assets                               -     (36,787)
       Increase in accounts payable
        and accrued expenses                               19,071     208,663
                                                          -------     -------
          Net cash used in development
           stage activities                              (122,533) (1,094,491)
                                                          -------   ---------
Investing activities:
 Purchase of property assets                               (5,467)   (278,540)
                                                          -------   ---------
  Net cash used in investing activities                    (5,467)   (278,540)
                                                          -------   ---------
 Financing activities:
 Issuance of common stock                                   1,000       5,500
 Proceeds from borrowings                                 127,000   1,526,464
 Payments on long-term debt                                     -     (43,713)
                                                          -------   ---------
  Net cash provided by financing activities               128,000   1,488,251
                                                          =======   =========
Cash provided by (used in) discontinued operations         11,614     (26,710)
                                                          -------   ---------
Increase in cash                                           11,614      88,510
Cash, beginning of period                                  36,308      40,672
                                                           ======      ======
Cash, end of period                                    $   47,922  $  129,182
                                                           ======     =======
Supplementary cash flow disclosure:
  Interest paid - development stage activities         $        -  $    7,170
                                                           ======     =======
 Interest paid - discontinued operations               $    2,450  $      913
                                                           ======     =======

                See notes to consolidated financial statements.
3
                             VISIONQUEST WORLDWIDE
                     HOLDINGS CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 July 31, 1999

Note 1 - General

 The consolidated interim financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany items and transactions have been eliminated in consolidation.
Such financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended October 31, 1998 and the quarters ended January 31, and April 30, 1999.

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations for the nine months and three months ended July 31, 1999 are not necessarily indicative of results for the year ending October 31, 1999.

Note 2 - Change in Name; Nature of Business

 On August 5, 1999 the Company amended its Certificate of Incorporation to change its name to VisionQuest Worldwide Holdings Corporation. In addition, it increased its authorized common stock to 150,000,000 shares with a par value of $0.001. The company will engage in the wholesale and retail distribution of nutri-ceutical and homeopathic products.

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

 Summarized operating data for the discontinued real estate operations are as follows:

                                    Nine Months Ended      Three Months Ended
                                    July 31,               July 31,
                                    1998        1999       1998        1999

  Rental income                     $  56,691   $     -    $167,256  $ 16,818
  Income (loss) before
    provision for income taxes      $ (14,356)  $      -   $ (5,772) $ 13,370
  Income (loss) from
    discontinued operations         $ (11,880)  $      -   $ (4,584) $ 13,370


Note 4 - Long-Term Debt

Long-term debt at July 31, 1999 consisted of the following:

Notes payable to several investors of $1,000,000 (Note A)
and $200,000 (Note B); interest will accrue at 10% per annum and will be paid monthly starting on September 30, 1999 for
Note A and March 31, 2000 for Note B; six consecutive equal
monthly payments of principal will be paid starting March 31,
2000 for both notes.  All unpaid principal and interest is due and payable on August 31, 2000.  The loan agreement grants
the Company the rights to borrow additional amounts not to
exceed a maximum of $300,000 which was borrowed from the
investors subsequent to July 31, 1999.  Note B is secured by the Company's inventory.  In connection with the loans, the
lenders received warrants to purchase an aggregate
2,400,000 of the Company's common shares at $.3125 per
share.  Two other individuals received warrants to purchase
an aggregate 351,250 common shares under similar terms.            $1,200,000





Note payable to AWC, Inc. Retirement Trust; interest will
accrue at 10% per annum and will be paid monthly starting
January 31, 2000, monthly payments of $16,667 of principal
starting on July 31, 2000.  In connection with the loan
agreement, the lender received a warrant to purchase 200,000 shares of the Company's common stock at $.3125 per share.
The note is subordinated in right of payment to the notes
payable referred to above.                                            100,000

Notes payable to stockholders, interest at 10% per
annum, due August 31, 2000.  The payment of principal
and interest is subordinated to all payments of principal
and interest due on the note obligations referred to above.
In connection with the financing, the stockholders
received warrants to purchase an aggregate of 224,000 of
the Company's common shares at $.3125 per share through
February 8, 2004.                                                     112,000

Capital lease obligations with interest at 6.5% to
33% per annum.                                                        190,751

                                                                    1,602,751
Current maturities                                                  1,075,937
                                                                    --------
                                                                  $   526,814
                                                                    =========
Note 5 - Commitments and Contingencies

The Company occupies office space in Las Vegas, Nevada under a non-cancelable operating lease that is guaranteed by a shareholder and requires monthly rentals of $19,569 through June 30, 2004. The Company also leases equipment and furniture under capital leases. Such capitalized equipment amounted to $113,382 at July 31, 1999.

Minimum future rental payments under the leases are tabulated as follows:

                                       Operating          Capital
 Years Ending July 31,                 Leases             Leases

            2000                       $  242,000         $   90,400
            2001                          259,000             75,774
            2002                          266,000             62,530
            2003                          273,000              5,219
            2004                          185,000              3,984
                                          -------             ------
       Total minimum rentals           $1,225,000            237,907

  Less interest and
    other costs                                               47,156
                                                              ------
  Present value of minimum
    lease payments                                           190,751

  Less:  current portion                                      59,270
                                                             -------
  Long-term portion                                        $ 131,481



Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statement

 This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the Company's ability to establish an adequate client base, its ability to develop and continue its marketing strategies, and those set forth below in this Registrant's Quarterly Report on Form 10-QSB under the caption "Certain Factors That May Affect Future Results."

 The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item 1 and the Notes thereto appearing elsewhere in this Form 10-QSB, and the Company's audited Financial Statements appearing in the Company's 1998 Annual Report on Form 10-KSB.

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

Management of the Registrant had for three years prior to October 31, 1998 been engaged in a search for an acquisition that would add a viable business to Registrant so as to place it in a position to be able to continue as a going concern. Taking that need into consideration, on November 27, 1998 Registrant entered into the Stock Exchange Agreement with the shareholders of Encore International, Inc. ("Encore") and acquired all of the outstanding shares of Encore, a development stage company, which intended to engage in the wholesale and retail distribution of nutri-ceutical and homeopathic products. Effective February 9, 1999, the Registrant entered into a loan agreement to provide it with up to $1,500,000 in financing, which has allowed it to begin the business operations of its new subsidiary.

 After consummation of the Stock Exchange Agreement with Encore and Encore's subsequent merger with VisionQuest Worldwide, Inc. ("VisionQuest"), a subsidiary of the Registrant, the Registrant has initiated its marketing program (the "VisionQuest Marketing Program") though a national network of independent distributors. The VisionQuest Marketing Program has been developed by the officers of the Registrant who believe that the program illustrates a comprehensive understanding of the network marketing industry. The Registrant has aligned its product line with future health and business trends, as those trends are identified through research and other means.


Initial Products

 The natural health and nutritional supplement industry is a $30 billion plus a year business. The Registrant, through VisionQuest, intends to provide access to this large market through innovative, effective and high demand life-enhancing products.

 VisionQuest's initial product line is composed of historically proven, life-enhancing health remedies as well as new health discoveries from around the world including a variety of breakthrough products derived from the sea. Through high potency nutri-ceutical products and formulations developed using sound principles and time proven therapies such as homeopathy and ayurvedic medicine, the VisionQuest product line is designed to promote consumer confidence and results. These proprietary products are sold person to person or through convenient and consumer direct programs.

 VisionQuest's cornerstone product philosophy is based on a three pronged approach to achieving optimum health: (i) cleanse the body of toxins, (ii) boost the body's immune system, and (iii) provide the body with comprehensive nutritional protection.

 VisionQuest has engaged the services of Leonard Haimes, M.D., a medical doctor with 40 years experience in internal and bariatric medicine. Dr. Haimes is nationally recognized in the field of alternative health care and is a specialist in homeopathy. VisionQuest has been actively working with Dr. Haimes in the development of its Initial Products, and on March 25, 1999, VisionQuest entered into a five-year agreement with Dr. Haimes to perform consulting and support services relative to both the company's current product line and in the development of new products. Through this alliance, VisionQuest has secured his services as the company's Medical Director and his endorsement of the products. The products have been formulated according to strict standards for quality and performance, and then electro-magnetically balanced to assure the formulas to be toxin free and effective.

 VisionQuest's initial product line ("Initial Products") consists of four exclusive products: (i) LiveRx, a homeopathic formulation designed to cleanse the liver and kidneys; (ii) Ocean Gold, a high potency shark liver oil designed to enhance the body's immune system; (iii) Pro Algaen Omega, a comprehensive marine nutri-ceutical formulation containing special anti-oxidants and omega 3 fish oils; and (iv) SlenderQuest, a homeopathic weight management system.

To retain these products, VisionQuest has entered into an agreement with Marine Biologics, Inc., which is a broker for third party suppliers of the components of VisionQuest's Initial Products, whereby VisionQuest will have exclusive distribution rights for these specific formulations. This contract is for a term of five years and automatically renews for an additional term at the end of five years, provided that neither party provides written notification of its intention not to renew.

 The Initial Products will be periodically and strategically followed with a variety of additional proprietary leading-edge products which will compliment the VisionQuest marketing program.


VisionQuest Marketing Program

 VisionQuest markets its products through a network of independently contracted distributors called "Team Members." These Team Members purchase the product directly from VisionQuest at wholesale and then resell the product to end-users, making a retail profit. In addition, through a comprehensive, state-of-the-art "multi-level" commission structure, Team Members have the opportunity to earn bonuses on their membership organization which they build at their own pace. The Team Members are supported through an array of marketing and training tools provided by the Registrant including voice-activated and online systems the Registrant calls "VisionWorks Voice" and "VisionWorks Online" services."

 In developing and launching the VisionQuest marketing program unexpected delays in acquiring funding and further delays in delivery of its Initial Products prevented the Registrant from seriously beginning the development of its membership network and sales of products until July 1, 1999. Since that time VisionQuest has begun selling its products through key independently contracted sales people with backgrounds in sales and network marketing. Sales during the quarter ended July 31, 1999 amounted to $45,623.

VisionQuest intends, through this initial group of distributors as well as through additional future alliances to recruit many more independent distributors into its membership network in a relatively short amount of time.


1999 Private Financing

 Effective February 9, 1999, the Registrant entered into a Loan Agreement with seven individual investors (the "Investors"), pursuant to which the Investors agreed to lend $1,000,000 (the "Loan") to the Registrant, with the right for the Registrant to borrow up to an additional $500,000 from the Investors, which the Registrant has now done. The loan proceeds were placed into an escrow account, which the Registrant accessed for advances through application to a Disbursement Agent. The Disbursement Agent, Gerald M. Holland, is a shareholder of the Registrant and one of the Investors.

 In return for their agreement to loan funds to the Registrant, the Investors received Promissory Notes for $1,500,000 plus Class A Warrants for the purchase of an aggregate of 3,000,000 shares of the Registrant's common stock. The Promissory Notes bear interest at the rate of 10% per annum and mature on August 31, 2000. The Class A Warrants have an exercise price of $.3125 per share and expire on February 8, 2004. Class A Warrants for the purchase of an aggregate of 351,250 shares of the Registrant's common stock were also issued to Gerald M. Holland and Damaso W. Saavedra, two individuals who represented the Investors in the negotiations with the Registrant, which were Warrants those Investors would have otherwise received.

As additional collateral for the Loan, Steve Gould, Lee Kaplan, Robert Bray and Gerald Holland executed a Non-Recourse Pledge Agreement and an Irrevocable Proxy in favor of the Investors. The Pledge Agreement provides that Messrs. Gould, Kaplan, Bray and Holland pledge as collateral security for payment of the Loan an aggregate of 4,978,264 shares of the Registrant's Common Stock which they hold to the Investors. In addition, repayment of the Promissory Notes evidencing the additional loans of $500,000 are secured by a lien on the Registrant's inventory of products.

The Investors at any time prior to repayment of the initial loan and/or the additional loans may use the Irrevocable Proxy to vote on major decisions presented to the Registrant's shareholders, provided however, that the Proxy may not be used by the Investors to vote to remove any director or officer from the Registrant for reasons other than gross negligence, theft, or legal incompetency. Further, the Investors may not vote to elect any person as a director of the Registrant other than those persons currently holding that position. The Proxy terminates upon repayment of the loan to the Investors.

 Under similar terms the Registrant has acquired additional financing in the amount of $100,000 on June 4, 1999, from a private party. The lender of the $100,000 received Class A Warrants to purchase 200,000 shares of Registrant's Common Stock on the same terms and conditions as the Class A Warrants issued to the Investors. This loan is subordinate in payment to the $1,500,000 in loans made under the Investors' Loan Agreement.

 On October 1, 1998, prior to the Registrant's acquisition of Encore International, Inc., Encore executed and delivered promissory notes in the amount of $56,000 each to Steve Gould and Lee Kaplan in payment for funds advanced by them to initiate the business of Encore. Such notes bore interest at the rate of 6% per annum and matured on September 30, 1999. In connection with the Registrant's 1999 private financing, both Messrs. Gould and Kaplan agreed to accept replacement notes dated February 9, 1999 which provided that no payment of interest or principal may be made to them until such time as all payments of principal and interest due on the promissory notes delivered to the Investors shall have been made. The replacement notes delivered by the Registrant to Messrs. Gould and Kaplan bear interest at a rate of 10% per annum and mature August 31, 2000. In addition to the replacement notes, Messrs. Gould and Kaplan each received Class A Warrants to purchase 112,000 shares of Registra nt's Common Stock. Such Class A Warrants are on the same terms and conditions as the Class A Warrants issued to the Investors in the 1999 Private Financing.


Use of Proceeds of 1999 Private Financing

 The majority of the proceeds of the 1999 private financings has been utilized for deposits and payments on product inventory and sales and marketing materials as well as operating capital during VisionQuest's pre-launch phase.

 Additional funding will be required to support the Registrant's projected operational overhead during this delayed start-up period as well as to develop and acquire additional new product lines which are in line with the Registrant's marketing philosophy. These additional products will provide a more comprehensive marketing opportunity for its Team Members as well as generate additional revenues for the Registrant. The Registrant is currently in negotiations to secure additional funding.

 The Registrant intends to pursue a moderately aggressive approach to building inventory and expanding its product line during the next twelve months, while maintaining some funds in reserve so that it can support the needs of the Registrant's Team Members in a timely manner.


Certain Factors Which May Affect Future Results

 The Registrant may be considered a development stage company because of its entry into a new line of business and there is a significant risk that the Registrant may not be able to obtain the volume of business necessary to become a going concern. The Registrant believes that the VisionQuest business plan provides a comprehensive approach in assembling all the essential parts that will make up a successful network marketing company; however, there can be no assurance that the Registrant will be able to generate projected revenues or achieve profitable operations.

 The Registrant's capital requirements in connection with its VisionQuest business activities have been and will continue to be significant. To date, it has been dependent upon the proceeds of sales of its securities to private investors to fund its development activities. The Registrant anticipates that its available cash plus proceeds of the sale of product will be sufficient to satisfy its contemplated cash requirements for at least the period ending December 31, 1999. The Registrant has no current arrangements to secure additional financing and there is no assurance that additional financing which the Registrant is currently seeking will be secured by the Registrant on commercially reasonable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Registrant, including possibly requiring the Registrant to curtail or cease operations. To the extent that any future financing involves the sale of the Registrant's equity securities, the Registrant's then existing stockholders could be substantially diluted.

 The Registrant does not contemplate that it will directly manufacture any of its products. It intends to contract with third party developers and manufacturers to supply its products. Although management believes it will be able to negotiate satisfactory manufacturing and supply agreements, the failure to do so would have a material adverse effect on the Registrant. Furthermore, there can be no assurance that such manufacturers will dedicate sufficient production capacity to satisfy the Registrant's requirements within scheduled delivery times or at all. Failure or delay by the Registrant's suppliers in fulfilling its anticipated needs would adversely affect the Registrant's ability to develop and market its products. While management believes that it has or will be making satisfactory arrangements for supply of its products, it anticipates that the Registrant will obtain certain of them from a single source, or limited number of sources, of supply. In the event that certain of such suppliers are unable or unwilling to provide the Registrant with the products on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on the Registrant's operations.

 The markets that the Registrant has entered are characterized by intense competition. The Registrant's products directly compete with similar products of numerous well-established companies. The ability of the Registrant to compete in these markets is dependent upon the Registrant significantly expanding its membership network. Certain of the competitors dominate their industries and may have the necessary financial resources to enable them to withstand substantial price competition or downturns in the market for the products. Although the Registrant anticipates establishing its own market share and consumer loyalty, in its current stage of development the Registrant may be at risk of not being able to withstand such adverse market circumstances.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 None.

Item 2. Changes in Securities

 None.

Item 3. Defaults upon Senior Securities

 None.

Item 4. Submission of Matters to a Vote of Security Holders

 A special meeting of the Shareholders of Registrant was held on August 5, 1999. At such meeting, the shareholders voted on the following amendments to the Certificate of Incorporation of the Registrant:

 1. Change of name of the Registrant to VisionQuest Worldwide Holdings Corporation.

 2. Increase in the number of authorized shares of Common Stock to 150,000,000 of such shares with a change in the par value to $.001 per share.

The vote on the amendment to change the name of Registrant was 5,610,283 shares in favor, 100 shares against and 500 shares abstaining. The vote on the amendment to increase the Common Stock was 5,609,783 in favor, 100 shares against and 1,000 shares abstaining. There were no broker "non-votes" on either of the matters voted on by the shareholders.

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

Dated: September 24, 1999.
                                  VISIONQUEST WORLDWIDE HOLDINGS CORPORATION

                                  BY:  /s/Steve Gould
                                  Steve Gould, President, Chief Executive
                                  Officer, Treasurer,
                                  Chief Financial Officer and Director