Form 10KSB
period 1999-10-31
CONTINENTAL HERITAGE CORP
filed 2000-06-19
CIK 24055

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended October 31, 1999.

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from          to

                        Commission File Number 000-7633

                   VisionQuest Worldwide Holdings Corporation
             (Exact name or Registrant as specified in its charter)

     Delaware                                           75-1449332
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

          7674 W. Lake Mead Blvd., Suite 150, Las Vegas, Nevada 89128
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (702) 307-2010

          Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class           Name of Each Exchange On Which Registered
     None                          --

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value per share
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [  ]   No [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [    ]

State issuer's revenues for its most recent fiscal year: $148,429

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,777,355 shares of Common Stock outstanding as of May 1, 2000.

 Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

---------------

* As stated in Item 5 of this Annual Report on Form 10-KSB, there were no published quotations in the Pink Sheets for the Company's common stock during the fiscal year of the Company ended October 31, 1999. Accordingly, no aggregate market value for the stock held by non-affiliates can be provided.

                               TABLE OF CONTENTS


                                                                    Page No.

Item  1. DESCRIPTION OF BUSINESS

Item  2. DESCRIPTION OF PROPERTY

Item  3. LEGAL PROCEEDINGS

Item  4. SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

Item  5. MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

Item  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

Item  7. FINANCIAL STATEMENTS

Item  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

Item 10. EXECUTIVE COMPENSATION

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13. EXHIBITS AND REPORTS OF FORM 8-K

SIGNATURES

INDEX TO FINANCIAL STATEMENTS




                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the Company's ability to establish an adequate client base, its ability to develop and continue its marketing strategies, its ability to obtain additional financing, its ability to increase and maintain its distributor network, and those set forth below in this Company's Annual Report on Form 10-KSB under the caption "Certain Factors That May Affect Future Results."

Item 1. DESCRIPTION OF BUSINESS

History

 The Company was organized as Continental Heritage Corporation in 1974 for the purpose of operating and developing real estate and other investment projects for its stockholders. Until the end of the fiscal year ended October 31, 1998, the Company through its subsidiaries engaged in various aspects of real estate business, such as management and investment in real properties. Effective August 5, 1999, the Company changed its name to VisionQuest Worldwide Holdings Corporation.

 On November 27, 1998, pursuant to a Stock Exchange Agreement (the "Exchange Agreement"), the Company acquired all of the outstanding Common Stock of Encore International, Inc. ("Encore") in exchange for an initial issue of 5,500,000 shares of the Company's Common Stock. As a result, Encore became a wholly owned subsidiary of the Company. Encore was organized to conduct a business of distributing nutraceutical (nutrition supplements made to pharmaceutical standards) and homeopathic products through a network of independent distributors. Effective February 5, 1999, Encore, an Oklahoma corporation, was merged with VisionQuest Worldwide, Inc. ("VisionQuest"), a Nevada corporation and a wholly owned subsidiary of the Company, and has done business thereafter under the name of VisionQuest. VisionQuest's business plan provides for the
development of a complete line of nutraceutical and homeopathic products.   It
operates from corporate headquarters located at 7674 W. Lake Mead Blvd., Las Vegas, Nevada 89128. All references to the Company shall mean both the Company and its operating subsidiary, VisionQuest. All references to VisionQuest shall refer only to the Company's operating subsidiary.

 The three principal founding members of the business of VisionQuest are Steve Gould, Lee Kaplan and Robert Bray, all of whom are current officers and/or directors.

New Business of the Company

 The Company develops and markets proprietary nutritional and dietary supplements through a network of independently contracted distributors called "Team Members." Though this distributor network, the products are sold in a majority of the states and territories of the United States. It began fulfilling product orders on June 14, 1999.

 Because the Company is a direct selling company, its Team Members purchase products from the Company and sell them to consumers through a free-enterprise network marketing system. Team Members are compensated through retail sales as well as commissions and bonuses earned in accordance with VisionQuest's Marketing Program and Compensation Plan.

 The Company is pursuing trademark and tradename registrations regarding possible tradenames for its products. This trademark process is not yet complete.

Business Strategy

 The VisionQuest business strategy has been designed to capitalize on the convergence of three powerful marketing trends:

   * the direct sales and home based business boom,

   * the growing sales of nutritional supplements and appeal of natural preventive health care, and

   * the worldwide utilization of Internet technology and marketing.

 The Company believes that through its marketing program, its planned development of quality leading edge nutritional and health related products, and its effective technological support systems, it is poised to create a productive, loyal sales organization capable of sustained growth.

Industry Overview

 The direct sales industry has over 33 million participants in over 100 countries around the world producing over $77 billion a year.(1) Direct selling has experienced a 15% growth for 10 years consecutively, and sales in the United States now exceed $20 billion.(2) One of the largest segments of the direct sales industry is network marketing. This method of selling is perfectly aligned with the growing number of home-based businesses. In 1995, there were over 27 million home based businesses and that number is projected to be well over 50 million in the year 2000.

 The sale of nutritional supplements is one of the largest segments of the direct sales industry. The Company believes that the aging of the United States population, together with a corresponding increased focus on healthcare measures, will continue to result in increased demand for vitamins and nutritional supplement products. The natural health and nutritional supplement industry is currently estimated to be a $25.8 billion plus a year business in the United States alone.(3)

 With advances in technology and the advent of the Internet, home-based marketing businesses have become more practical. An individual may conduct business with anyone in the world from the comfort of their home. The use of technology provides greater opportunity for success for businesses such as the Company's.

----------------------------
(1) World Federation of Direct Selling Associations, International Statistical Survey dated December 13, 1999.

(2) Direct Selling Association, 1999 Growth and Outlook Survey.

(3) Industry News of the National Business Journal.

Growth Strategy

 Through its strong commitment toward quality, ethics and distributor support, the Company believes it is creating a strong foundation for success. It is providing access to a large, growing marketplace through innovative, effective and high demand life-enhancing products linked to a state-of-the-art free-enterprise marketing system.

 In order to sustain consistent growth in sales revenue, the Company will continue to focus on acquiring, developing, training and retaining new independent distributors. The Company also anticipates it can increase its market presence by acquiring existing sales organizations, as well as the exploration of acquisitions of competitive network marketing companies.

Products

 The initial VisionQuest product line is composed of a balance of historically proven, life-enhancing health remedies and new health discoveries from around the world including a variety of breakthrough products derived from the sea. Through effective products and formulations developed using sound principles and time proven therapies such as homeopathy and ayurvedic medicine, the VisionQuest product line is designed to promote consumer confidence and results.

 The Company's cornerstone product philosophy is based on a three pronged approach to achieving optimum health:

   * cleanse the body of toxins,

   * boost the body's immune system, and

   * provide the body with comprehensive nutritional protection.

This philosophy consists of three exclusive product formulations:

   * LiveRx(tm), a homeopathic formulation designed to cleanse the liver and kidneys;

   * OceanGold(tm), a high potency shark liver oil designed to enhance the body's immune system; and

   * Pro Algaen Omega(tm), a comprehensive marine nutraceutical formulation containing ingredients from the sea, which have long been recognized as beneficial to human health and vitality.

 As another part of its initial product line, the Company developed SlenderQuest(tm), a unique homeopathic weight management system. The system comes complete with a Guided Imagery Success Program which includes a behavior modification audiocassette and a comprehensive informational pamphlet designed to assist an individual with proper diet, exercise, nutrition and healthy living. SlenderQuest offers a safe and effective approach to long-term weight management.

 The Company has also released PhytoBlast(tm) -- a therapeutic phytynutrient enzyme complex for the whole family, and BioLift(tm) -- an energy and mood elevation product.

 The Company also intends to bring on a number of new products in the upcoming year to include a complete line of herbal products designed to support the mind, body and spirit.

VisionQuest Homeopathic Products

 The Company has chosen to incorporate homeopathy into its product philosophy because homeopathy has a 200-year history of successfully treating a wide variety of chronic and acute illnesses. Homeopathy was recognized by Act of Parliament in England in 1948, and is now generally accepted throughout the world as a safe alternative form of medical treatment.

 The Company's homeopathic combinations are produced by the largest natural health laboratories in India and are tested at the Calcutta Drug Testing Institute, an Indian government approved laboratory for the testing of homeopathic and herbal medicines. These accredited facilities have been meticulously producing homeopathic and ayurvedic herbal medicines for over 30 years. Each phase of the manufacturing process is overseen by a team of scientists and homeopathic physicians ensuring that our products meet strict quality control standards and contain only the finest all-natural ingredients.

 Unlike other products on the market, the Company's homeopathic combinations contain multiple ingredients focused around a central symptomatology. These combinations produce a broad effect because the ingredients reinforce each other, providing the optimum approach to illness.

 To retain distribution rights for some of its products, the Company has entered into an agreement with Marine Biologics, Inc., a broker for third party suppliers. Under this agreement, the Company will have exclusive distribution rights for these specific formulations. The agreement has an initial term of five years commencing August 5, 1998 and automatically renews for an additional term at the end of five years, provided that neither party provides written notification of its intention not to renew.

 To provide assistance in the development and support of these as well as future products, the Company has engaged the services of Leonard Haimes, M.D., a medical doctor with 40 years experience in internal and bariatric medicine. Dr. Haimes, who is a specialist in homeopathic medicine, is nationally recognized in the field of alternative health care. On March 25, 1999, the Company entered into a five-year agreement with Dr. Haimes to perform consulting and support services relative to both the company's current product line and in the development and testing of new products. Through this alliance, the Company has secured his services as the Company's Medical Director and his endorsement of its products.

Marketing and Distribution System

The Company distributes its products using a network marketing business-model. Network marketing is a form of person-to-person direct selling through channels of distributors or "Team Members", who purchase products at wholesale prices from the Company and then make retail sales to consumers. The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, and the Internet have contributed to the rapid growth of direct selling, including network marketing. Network marketing is gaining in popularity as a viable alternative to traditional retail and mail order marketing. The concept of network marketing is based on the strength of recommendations that frequently come from friends, relatives and close acquaintances and are based on personal satisfaction and superior results. The Company believes that network marketing is an effective way to distribute its products because it allows person-to-person product education, which is not as readily available through traditional distribution channels.

Customers who desire to sell the Company's products may become Team Members by being sponsored into the program by another Team Member, thereby becoming part of the sponsoring Team Member's down-line sales organization. The Company believes many of its Team Members are attracted to the Company because of the quality of its products and its rewarding compensation plan. New Team Members must enter into a contract that obligates them to adhere to the Company's Guidelines and Procedures. Team Members are also required to purchase a Team Member kit, which includes a detailed manual of the Guidelines and Procedures, for $29.95, which approximates the Company's costs of producing and distributing the kit. Team Members must also pay a minimal annual renewal fee.

Team Members order products directly from the Company, subject to certain limitations and restrictions. For example, a Team Member may not purchase more products than the Team Member can reasonably expect to sell and personally consume during a business month. A Team Member's distributorship continues until terminated by the Company or voluntarily canceled by the Team Member. Initial training of Team Members concerning the Company, its products, the Team Member compensation plan, and how to effectively engage in network marketing is provided primarily by a Team Member's sponsor and others in their up-line organization. In addition, the Company develops and sells a variety of training materials, sales aids and a detailed Guidelines and Procedures manual which includes a description of the Company's Team Member compensation plan. Team Members may not sell competitive products to other Team Members or solicit Team Members to participate in other network marketing opportunities. The C company also restricts Team Members from advertising or making representations or claims concerning its products or compensation plan.

The Team Member compensation plan provides several opportunities for Team Members to earn compensation, provided they are willing to consistently work at building, training and retaining their down-line organizations and maintaining sales of the Company's products to consumers. The Company believes its Team Member compensation plan is distinctive for its equitable Team Member commission and bonus pay-outs, which are designed to create appropriate incentives for sales of VisionQuest products. Each Team Member must purchase and sell product in order to earn commissions and bonuses. Team Members cannot simply recruit others for the purpose of developing a down-line and then earn income passively. Team Members can earn compensation by purchasing products at wholesale prices from the Company and selling them to consumers at higher retail prices, enrolling customers and down-line Team Members in the recurring product ordering program, generating sales volume in their down-line sales organization, and participating in revenue sharing bonus pool programs paid to Team Members who meet certain performance requirements. The VisionQuest Compensation Plan is designed to pay out to its Team Members between 51% and 54% of sales revenue in commissions and bonuses. At present, we have approximately 1,000 Team Members and expect to increase this number to approximately 5,000 during the next fiscal year.

 The Company also offers Preferred Customer and Customer Convenience programs designed for consumers who desire to purchase the VisionQuest products for personal use, but choose not to become Team Members. The Company believes this program gives it access to a market that would otherwise be missed by targeting customers who enjoy VisionQuest products, but prefer a mail order type relationship with the Company. Customers in these programs do not engage in retail sales of products purchased through the program, although they may enroll as Team Members at any time if they desire. Customers in these programs are not eligible to earn commissions unless they become Team Members.

 The Company's product return policy allows retail customers to return the unused portion of any product to the Team Member and receive a full cash refund. Any Team Member who provides a refund to a customer is reimbursed by the Company with product or credit in his or her account upon providing proper documentation and the remainder of the returned product.

 Team Members who return unused and resalable product will be refunded 100% of the purchase price, less a 10% restocking fee for up to one year from the date of purchase, as outlined in the Company's Guidelines and Procedures. Returns as a percentage of net sales were less than 1% in fiscal 1999.

 Substantially all of the Company's sales are made to customers and through independent distributors or Team Members. No single Team Member accounted for 5% or more of net sales in the last fiscal year. Team Members are independent contractors and are not agents, employees, or legal representatives of the Company. Team Members may sell products only in markets where the Company has approved the sale of its products.

 The Company vigorously pursues reports of alleged Team Member misconduct. If it determines that a Team Member has violated any of the Team Member Guidelines and Procedures, it may take a number of disciplinary actions. For example, the Company may terminate the Team Member's rights completely or impose sanctions such as warnings, fines, probation, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate action at the Company's discretion.

Information Technology and Marketing Support Systems

The Company believes its ability to efficiently manage its distribution, compensation, manufacturing, inventory control and communications functions through the use of sophisticated and dependable information processing systems is critical to its success. The Company's information technology systems are designed and selected to facilitate order entry and customer billing, maintain distributor records, accurately track purchases and distributor incentive payments, manage accounting and finance operations, and provide customer service and technical support.

During the development of its business plan used to launch VisionQuest, the Company adopted an "outsourcing" business model, whereby several business-critical operations were contracted to a select group of vendors specializing in specific areas of operational expertise. Chief among these is the industry-vertical software application and operational responsibilities for the Company's order entry, distributor, billing, e-commerce and compensation program (the "Team Member System"). This system was tailored to conform to the specifications of the VisionQuest Marketing Program. This approach was adopted to mitigate cost and scheduling concerns during the Company setup and initial phases of operations.

 The Company intends to periodically and aggressively update and enhance its Team Member System. New enhancements would be implemented in order to provide a more open architecture platform, allowing greater flexibility and enhanced interface compatibility with other systems. This is critical as the Company grows and requires greater agility in responding to Team Member and customer demands, new marketing initiatives, as well as planned international expansion. The Company's information systems are maintained by in-house staff, outside consultants and an outsourced partner.

Utilization of the Internet

 The Company believes that effective use of the Internet has become a key market differentiator in the network marketing arena and is critical to future success. It also believes that the Company can effectively control many of the costs generally associated with fast-growth network marketing companies by leveraging the Internet to mitigate personnel, marketing material and other costs. The Company's Internet strategy has four basic tenets:

   *  to increase awareness and sales of VisionQuest products;

   * to enhance Team Members' effectiveness in the endeavor to recruit, retail products, and manage their business;

   * to automate the process of basic order taking and customer service functions and thus reduce the costs associated them; and

   * to disseminate information regarding VisionQuest products, programs, policies and events, and marketing materials.

 The Company believes that these goals are being achieved. Through the Company's website, www.visionquestonline.com, the Company has established VisionWorksOnline. Through VisionWorksOnline, the Company is able to provide our Team Members and other customers with the ability to order products online, obtain promotional and motivational materials for use in sale of the products, obtain descriptions of the products, and many other features. The Company considers VisionWorksOnline to be the most comprehensive distributor business tool currently available in the direct sales industry.

Research and Development

 Since the Company obtains its products from established and reputable developers and manufacturers, it ensures that its products are developed and manufactured under strict standards for quality. Each facility is equipped with sophisticated computer controlled manufacturing processes, which ensure all products meet a rigorous standard of quality. Additional research, testing and comparisons are performed by VisionQuest personnel in order to ensure the best manufacturer and product selection.

 A large number of additional products are currently being researched and developed including complimentary nutritional, herbal and homeopathic formulations, skin and hair care products as well as technology and communications services. These products and services will be strategically launched to support the Company's sales growth and to expand into new markets.

Government Regulation

 In addition to regulation of its direct selling activities, the Company, in both the United States and future foreign markets, is or will be subject to and affected by laws, governmental regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) including, among other things, regulations pertaining to (i) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of the Company's products, (ii) product claims and advertising (including direct claims and advertising by the Company as well as claims and advertising by its Team Members, for which the Company may be held responsible), (iii) the Company's Marketing Program, (iv) transfer pricing and similar regulations that affect the level of foreign taxable income and customs duties and (v) taxation of Team Members, which in some instances may impose an obligation on the company to collect the taxes and maintain appropriate records.

 The formulation, manufacturing, packaging, storing, labeling, advertising, distribution and sale of the Company's products are subject to regulation by one or more governmental agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product safety Commission, the Department of Agriculture, the Environmental Protection Agency and the Postal Service. The Company's activities are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture, packaging, storage, labeling, promotion, distribution and sale of foods, dietary supplements and the OTC medications, such as those distributed by the Company. FDA regulations require the Company and its suppliers to meet relevant good manufacturing practice regulations for the
preparation, labeling, packing and storage of drugs.   Dietary supplements are
also regulated under DSHEA (Dietary Supplement and Education Act). Under DSHEA, a dietary supplement is a product intended to supplement the diet that contains one or more of certain dietary ingredients, such as a vitamin, a mineral, an herb or botanical, an amino acid, a dietary substance for use by humans to supplement the diet by increasing the total dietary intake, or a concrete, metabolite, constituent, extract or combination of the preceding ingredients.

 Through its Team Member manual and training materials and programs, as well as the Company's official website, the Company attempts to inform and educate its Team Member organization as to the scope of permissible and impermissible activities. The Company investigates allegations of Team Member misconduct. However, VisionQuest Team Members are independent contractors, and the Company is not able to monitor directly all Team Member activities. As a consequence, there can be no assurance that all Team Members comply with applicable regulations and the Company's Guidelines and Procedures.

 The Company is unable to predict the nature of any future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Any or all of such requirements could have a material adverse effect on the Company's business operations and financial condition.

 The Company's Marketing Program, which includes its Compensation Plan, is subject to a number of federal and state statutes and regulations administered by the FTC and various state agencies. The legal requirements applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to consumers and that advancement within such organizations be based on sales of the organizations' products rather than compensation derived just from the recruitment of additional Team Members. Where required by law, the Company will obtain regulatory approval of its network marketing system or, where such approval is not required, the favorable opinion of legal counsel as to regulatory compliance.

Competition

 The network marketing and nutritional supplement industry is large and intensely competitive. The Company competes indirectly and directly with a wide variety of companies that market nutritional supplements and homeopathic formulations in each of the Company's product categories. Many of the Company's competitors in the nutritional supplements market have longer operating histories, greater name recognition and larger financial resources than the Company. While the Company believes that consumers appreciate the convenience of ordering products from home through a sales person, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company's product offerings in each product category are also relatively small compared to the wide variety of products offered by many other nutritional product companies.

 The Company competes for new independent distributors in the network marketing and direct sales industry by emphasizing the proprietary nature, value, proprietary components and the quality of the Company's products and the convenience of the Company's distribution system. The Company also competes with other direct selling organizations, many of which have longer operating histories and greater name recognition and larger financial resources than the Company. The Company competes for new independent distributors on the basis of its compensation plan and its products.

Employees

As a start-up, developmental stage company that is conscious of efficiency and cost-effectiveness, the Company utilizes an outside staffing company to handle all of its human resource and employee benefit management. VisionQuest is staffed with a President and CEO, Vice President of Operations and Technology, and managers of marketing, logistics, Member Services departments as well as Controller and several administrative support staff. In total, the Company has 11 employees.

By continuing to outsource aspects of its business operations, and with the utilization of technology in areas of order processing and communications, management believes that staffing can be kept at a minimal level even with significant growth. Future staffing requirements will be addressed as sales revenues and workload demand.

Impact of Year 2000 Issues

 The Year 2000 issue concerns the inability of information technology systems and equipment utilizing microprocessors to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both computer software and hardware and other equipment that relies on microprocessors. As of the filing of this document, the Company has not experienced any significant Year 2000 issues. All our systems have been made Y2K compliant. Additionally, there have been no Y2K problems experienced by the Company either directly or indirectly as a result of third party participants such as suppliers or customers. The Company was not affected by the change to Year 2000, and felt no impact from any of its vendors or financial institutions.

Recent Transactions

As of November 1, 1994, the Company was indebted to Walter G. Cook (who was president and a director of the Company until November 27, 1998) and a corporation owned by him in the amount of $678,083 representing an aggregate of unpaid principal and interest on loans made by Mr. Cook to that date since he became the principal shareholder of the Company in 1975. Such loans bore interest at rates of 8-10% per annum. During the three year period ended October 31, 1997, as a result of additional loans made by Mr. Cook to the Company and accrued interest, $778,001 of principal and interest was owed to Mr. Cook and the aforesaid corporation as of October 31, 1997 (the "Cook Loans"). The debt of $778,001 accrued interest at the rate of 12% per annum from October 31, 1997. On October 14, 1998, the Company paid down the Cook Loans by $150,000 and on November 20, 1998, the unpaid principal and interest on the Cook Loans was $689,039.06.

 In connection with the Exchange Agreement, on November 20, 1998, the two properties owned by the Company, consisting of an office building in Hurst, Texas and 65 undeveloped acres of realty in Forrest Hill, Texas, certain assets related to the Hurst office building and a $3,000 principal amount note payable to the Company were transferred to Walter G. Cook in full satisfaction of the Cook Loans. In connection therewith, Mr. Cook assumed payment of a $150,000 mortgage loan on the two properties, on which $145,942.91 was owed, and certain obligations owing on the two properties.

 On February 9, 1999, the Company completed a loan agreement (the "Loan Agreement") with seven private investors (the "Investors") wherein it received $1,000,000 (the "1999 Loan"). The Loan Agreement further provided that an additional $500,000 could be borrowed if management determined that such additional funds were required for the operation of the business. The 1999 Loan is evidenced by a $1,000,000 promissory note dated February 12, 1999, the date of the first draw under the Loan Agreement, which note bears interest at 10% per annum. The note matures on August 31, 2000. The Investors also received Class A Warrants entitling them to purchase an aggregate of 2,000,000 shares of the Company's Common Stock. The Class A Warrants are exercisable at $.3125 per share and expire five years from February 9, 1999. Class A Warrants for the purchase of an aggregate of 351,250 shares of the Issuer's common stock were also issued to Gerald M. Holland and Damaso Saavedra, who are two individuals who represented the Investors in the negotiations with the Company which Class A Warrants were those the Investors would have otherwise received. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation - 1999 Private Financing."

 Effective May 27, 1999, as part of the 1999 Loan, the Investors loaned an additional $200,000 to the Issuer and received Class A Warrants to purchase an aggregate of 400,000 additional shares of the Issuer's Common Stock. Effective August 4, 1999, the Investors, as part of the 1999 Loan, loaned an additional $300,000 to the Issuer and received Class A Warrants to purchase an aggregate of 600,000 additional shares of the Issuer's Common Stock. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation - 1999 Private Financing."

 Under the terms of the Exchange Agreement, the Company agreed to issue an additional 1,000,000 shares of the Company's Common Stock to Steve Gould, Robert Bray, Lee Kaplan and Gerald M. Holland (the "Shareholders") if the consolidated net revenues of the Company are at least $8,000,000 for the twelve
(12) month period commencing March 1, 1999 (the "Year 1999 Additional Shares") and an additional 1,000,000 shares if the consolidated net revenues of the Company are at least $15,000,000 (on a non-cumulative basis) for the twelve
(12) month period commencing March 1, 2000 (the "Year 2000 Additional Shares"). The Loan Agreement provided that in the event that the Shareholders were entitled to receive the Year 1999 Additional Shares, Class B Warrants for the purchase of an aggregate of 427,500 additional shares of the Company's Common Stock would be issued to Gerald M. Holland and Damaso Saavedra. The Class B Warrants are exercisable at $.3125 per share and expire five years from March 1, 2000. In the event that the Shareholders were entitled to receive the Year 2000 Additional Shares, Class C Warrants for the purchase of an aggregate of 427,500 additional shares of the Company's Common Stock would be issued to Gerald M. Holland and Damaso Saavedra. The Class C Warrants are exercisable at $.3125 per share and expire five years from March 1, 2001. The revenue goal for the year commencing March 1, 1999 was not met and the Year 1999 Additional Shares were not required to be issued.

 On October 1, 1998, prior to the Company's acquisition of Encore International, Inc., Encore executed and delivered promissory notes in the amount of $56,000 each to Steve Gould and Lee Kaplan to evidence its debt for funds advanced to initiate the business of Encore. Such notes bore interest at the rate of 6% per annum and were to mature on September 30, 1999. Under the terms of the Loan Agreement, both Messrs. Gould and Kaplan agreed to accept replacement notes which provide that no payment of interest or principal on such replacement notes may be made to them unless all payments of principal and interest due at that time on the promissory notes delivered to the Investors shall have been made. The replacement notes delivered by the Company to Messrs. Gould and Kaplan bear interest at a rate of 10% per annum and mature August 31, 2000. In consideration for their accepting the replacement notes, Messrs. Gould and Kaplan each received Class A Warrants to purchase 112,000 shares of Company's Common Stock. Such Class A Warrants are on the same terms and conditions as the Class A Warrants issued to the Investors pursuant to the Loan Agreement. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation - 1999 Private Financing."

 In 1999, the Company also received an aggregate of $200,000 in loans in transactions with three private individuals. In connection with these transactions, the Company issued three subordinated promissory notes in the amounts of $100,000, $50,000 and $50,000, bearing interest at a rate of 10% per annum. The notes mature on December 31, 2000, April 30, 2001 and May 31, 2001, respectively. These three investors also received Class A Warrants entitling them to purchase 200,000 shares, 100,000 shares and 100,000 shares, respectively, of the Company's Common Stock. The Class A Warrants are exercisable at $.3125 per share, $.50 per share and $.50 per share, respectively; and expire five years from the date of issuance.

 In February 2000, the Company sold 1,000,000 shares of its Common Stock to one individual for the sum of $100,000.

 On April 26, 2000, the Company executed a loan agreement ("Loan Agreement No. 2") with 11 private investors, which included the Investors, Damaso Saavedra and Messrs. Gould and Kaplan (all of whom are collectively referred to as the "New Investors"), evidencing total borrowings of $415,000 (the "$415,000 Loan"). The $415,000 Loan is evidenced by a promissory note dated November 16, 1999, the date of the first advance, and provides for payment of interest at the annual rate of 10% commencing monthly on June 30, 2000 and six equal payments of principal commencing December 31, 2000. The note matures on May 31, 2001. The New Investors also received Class D Warrants entitling them to purchase an aggregate of 4,150,000 shares of the Company's Common Stock. The Class D Warrants are exercisable at $.10 per share and expire five years from April 1, 2000. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation - 2000 Private Financing."

 In connection with $415,000 Loan, the Company and the Investors agreed to certain modifications of the 1999 Loan. All interest accrued through March 31, 2000, totaling $138,419.20, on the $1,000,000 note, the $200,000 note and the
$300,000 note will be converted into the Company's common stock at a rate of $.10 per share or a total of 1,389,192 shares. The $1,000,000 note, the $200,000 note and the $300,000 note will be exchanged for one note in the amount of $1,500,000 dated April 1, 2000 and which matures on September 30, 2000. Additionally, the interest due to Messrs. Kaplan and Gould under each of their $56,000 promissory notes from the Company or $6,382.48 will be converted into 63,825 shares of the Company's Common Stock and new Subordinated Notes will be issued to each, such notes bearing interest at 10% per annum and maturing on September 30, 2000.

 Loan Agreement No. 2 provides that the Class A warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock which were issued as part of the 1999 Loan to the Investors will be cancelled and in exchange therefor the Company will issue Class E warrants to purchase an aggregate of 7,500,000 shares, which Class E warrants will have an exercise price of $.10 per share during the first year of the warrant's five-year term and $.20 per share during the remaining four years of the warrants' term. In addition, Loan Agreement No. 2 provides that the Class A warrants for the purchase of 112,000 shares of the Company's common stock which were issued to each of Messrs. Gould and Kaplan in connection with the 1999 Loan will also be cancelled and exchanged for Class E warrants at the same ratio of 2.5 Class E warrants for each Class A warrant. Also as part of the $415,000 Loan, Class A warrants for the purchase of an aggregate of 351,250 shares of common stock which were issued to Gerald M. Holland and Damaso Saavedra will be exchanged for common stock on a 1-for-1 basis. Also modified by Loan Agreement No. 2 was the issuance of the Year 1999 and Year 2000 Additional Shares. Under the modification, the effective dates for calculation of the Additional Shares was amended to the calendar year 2001 and the calendar year 2002. If revenues are such that the Additional Shares are required to be issued for the years 2001 and/or 2002, Messrs. Holland and Saavedra will be entitled to receive for each such year an aggregate of 427,500 shares of common stock rather than 427,500 Class B or C warrants.

Item 2. DESCRIPTION OF PROPERTY

In March 1999, the Company executed a five year lease for approximately 12,000 square feet of office space located at 7674 West Lake Mead Blvd., Suite 150, Las Vegas, Nevada. The Company anticipates that this space will be sufficient for its future growth while eliminating the need for interim transitions that may be necessary during the developmental stages of a company's growth cycle. The space houses the Company's Corporate Headquarters, including Management, Administrative and Marketing personnel. The Company has incurred minimal costs relating to leasehold improvements on its Corporate Headquarters office space.

The Company has acquired property and equipment through direct purchase and execution of long term leases. Currently, property and equipment assets net of accumulated depreciation comprise approximately 35% of the total assets of the Company. Property held under capital leases represents approximately 70% of the total property and equipment. The emphasis on leased assets has been made in order to allow for minimal usage of current working capital in the early development stage of the Company.

In order to accommodate the technology needs of the Company, the Company made substantial initial purchases of computer hardware and software and telecommunications equipment. The Company's technology purchase decisions have been made, in large part, based on the expanding focus on the Internet as an efficient conduit for collecting and dispensing information and data which are vital to the daily operations of a network marketing company, such as the Company.

Future funding needs for additional property and equipment should be minimal, as the Company believes it has an infrastructure in place to handle significant growth.

Item 3. LEGAL PROCEEDINGS

 There are no material legal proceedings pending against the Company or any of its subsidiaries.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 On August 5, 1999, the Company held a Special Meeting of Shareholders at the Company's offices located at 7674 W. Lake Mead Blvd., Suite 150, Las Vegas, Nevada 89128. Shareholders were asked to vote on the following proposals to amend the Company's Articles of Incorporation::

 1. Change of name of the Company to VisionQuest Worldwide Holdings
    Corporation.

 2. Increase in the number of authorized shares of Common Stock to 150,000,000 with a change in the par value to $.001 per share.

The vote on the amendment to change the name of Company was 5,610,283 shares in favor, 100 shares against and 500 shares abstaining. The vote on the amendment to increase the number of authorized shares of Common Stock was 5,609,783 in favor, 100 shares against and 1,000 shares abstaining. There were no broker "non-votes" on either of the matters voted on by the shareholders. This information was previously reported in Company's Form 10-QSB for the quarter ending July 31, 1999, which was filed with the Commission on September 29, 1999.

                                    PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The principal United States market in which the Company's Common Stock has been traded in the past is the over-the-counter market. The Company has been advised by the National Quotation Bureau, LLC that during the fiscal year ended October 31, 1999, there were no bid or offer quotations for Company's Common Stock in the Pink Sheets published by it.

Security Holders

The approximate number of holders of record of the Company's Common stock as of April 10, 2000 was 246.

Dividends

The payment of dividends, if any, in the future will be at the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition. The Company has not paid dividends since its inception and has no intention of doing so in the near future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's audited Financial Statements listed in Part II, Items 7 and 13 and the Notes thereto appearing elsewhere in this Annual Report on Form 10-KSB.

 No discussion or comparison with 1998 is included because the Company's previous business, which has been discontinued, and the new business are so dissimilar, no comparison is possible at this time.

 After consummation of the Exchange Agreement with Encore and Encore's subsequent merger with VisionQuest Worldwide, Inc., the Company initiated and began operating its marketing program though a national network of distributors. The VisionQuest Marketing Program was developed by the officers of the Company who believe that the program illustrates a comprehensive understanding of the network marketing industry. The Company intends to align its product line with future health and business trends, as those trends are identified through research and other means.

 The Company's goal is to align its product line and Marketing Program with future health and business trends. As those trends are identified through research and other means, the Company will continue to implement its business plan and expand its network of distributors by identifying new individual distributors as well as the acquisition of sales and marketing organizations which would support sales growth.

 The Company has recruited a significant number of Hispanic Team Members and is actively providing specialized support to expand this market. To do so, the Company has entered into a Royalty Agreement with Olga Breeskin, a Latin celebrity, for her active roll in endorsing the Company through translating audio and video sales and training materials.

 In October 1999, the Company launched a stock incentive program for its Team Members based on sales production, and has extended the program through March 31, 2000. There are 300,000 shares of the Company's common stock reserved for issuance under the incentive program.

 The Company has applied for membership in the prestigious Direct Selling
Association (DSA).   Acceptance as a member in the DSA may take up to one full
year. This membership will provide added credibility to the Company's business as well as the opportunity for the Company to be better informed of changes in regulatory guidelines affecting the direct selling industry.

 Looking forward, the Company intends to continue expanding its consumable product line and will accomplish this by adding to its marketing program, maintaining its leading edge technology, and upgrading its communications services including competitive Internet and long distance services. These services will open new markets for the Company and its Team Members.

 The Company's assets include approximately $1,563,000 as of May 31, 2000 in product and sales material inventory at wholesale or distributor purchase price.

 In the Company's original business plan, it was estimated that it would require between $1,000,000 to $1,500,000 in funding requirements and a year of operations before the Company could show a net bottom line profit. The Company anticipates that it will require an additional $1,000,00 in capital within the next 18 months to meet its loan obligations and other needs described in the next two paragraphs. The Company will continue to investigate opportunities for additional investor funding. It anticipates that the any additional investor funding will be in exchange for stock and/or warrants to purchase stock. The Company will continue to investigate opportunities for additional investor funding. It anticipates that the any additional investor funding will be in exchange for stock and/or warrants to purchase stock. Although efforts are underway, the Company has no current arrangements with respect to sources of additional financing and there can be no assurance that additional financing will be available to us on commercially reasonable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company, including possibly requiring it to curtail or cease operations. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing stockholders could be substantially diluted. The dilution is the result of the difference between the net tangible book value per share of common stock if any, before the sale of any additional shares and the price per share attributable to the shares of common stock.

 In addition to the funding requirements described in the next paragraph, the Company's obligations with respect to the 1999 Loan, the $112,000 of loans due to Messrs. Gould and Kaplan the $415,000 Loan and the three individual loans aggregating $200,000 will become due within the next 18 months. Upon maturity of this indebtedness, the Company will require $2,227,000 in funds to meet its obligations under these loans. Unless the Company is able to renegotiate all or some of the loans or secure new financing, it will not be able to meet its obligations and will not be able to continue its operations.

 Additional funding also will be required to support the Company's projected operational overhead during the next 12 months, as well as to develop and acquire additional new product lines which are in line with the Company's marketing philosophy. These additional products will provide a more comprehensive marketing opportunity for its Team Members, as well as generate additional revenues for the Company.

 The Company is confident that with the anticipated additional capital, it can enter into a growth period which will allow the Company to become financially self sufficient. The Company intends to utilize any additional funding to enhance its ability to generate e-commerce and Internet business activity as well as expanding into international markets.

1999 Private Financing

 On February 9, 1999, the Company completed the Loan Agreement with the Investors wherein it received $1,000,000 (the "1999 Loan"). The Loan Agreement further provided that an additional $500,000 could be borrowed if management determined that such additional funds were required for the operation of the business. The 1999 Loan is evidenced by a $1,000,000 promissory note dated February 12, 1999, the date of the first draw under the Loan Agreement, which note bears interest at 10% per annum. The note matures on August 31, 2000.
The Investors also received Class A Warrants entitling them to purchase an aggregate of 2,000,000 shares of the Company's Common Stock. The Class A Warrants are exercisable at $.3125 per share and expire five years from February 9, 1999. Class A Warrants for the purchase of an aggregate of 351,250 shares of the Company's common stock were also issued to Gerald M. Holland and Damaso Saavedra, who are two individuals who represented the Investors in the negotiations with the Company which Class A Warrants were those the Investors would have otherwise received.

 Effective May 27, 1999, as part of the 1999 Loan, the Investors loaned an additional $200,000 to the Company and received Class A Warrants to purchase an aggregate of 400,000 additional shares of the Issuer's Common Stock. Effective August 4, 1999, the Investors, as part of the 1999 Loan, loaned an additional $300,000 to the Company and received Class A Warrants to purchase an aggregate of 600,000 additional shares of the Company's Common Stock.

 Under the terms of the Exchange Agreement, the Company agreed to issue an additional 1,000,000 shares of the Company's Common Stock to Steve Gould, Robert Bray, Lee Kaplan and Gerald M. Holland (the "Shareholders") if the consolidated net revenues of the Company are at least $8,000,000 for the twelve
(12) month period commencing March 1, 1999 (the "Year 1999 Additional Shares") and an additional 1,000,000 shares if the consolidated net revenues of the Company are at least $15,000,000 (on a non-cumulative basis) for the twelve
(12) month period commencing March 1, 2000 (the "Year 2000 Additional Shares"). The Loan Agreement provided that in the event that the Shareholders were entitled to receive the Year 1999 Additional Shares, Class B Warrants for the purchase of an aggregate of 427,500 additional shares of the Company's Common Stock would be issued to Gerald M. Holland and Damaso Saavedra. The Class B Warrants are exercisable at $.3125 per share and expire five years from March 1, 2000. In the event that the Shareholders were entitled to receive the Year 2000 Additional Shares, Class C Warrants for the purchase of an aggregate of 427,500 additional shares of the Company's Common Stock would be issued to Gerald M. Holland and Damaso Saavedra. The Class C Warrants are exercisable at $.3125 per share and expire five years from March 1, 2001. The revenue goal for the year commencing March 1, 1999 was not met and the Year 1999 Additional Shares were not required to be issued.

 On October 1, 1998, prior to the Company's acquisition of Encore International, Inc., Encore executed and delivered promissory notes in the amount of $56,000 each to Steve Gould and Lee Kaplan to evidence its debt for funds advanced to initiate the business of Encore. Such notes bore interest at the rate of 6% per annum and were to mature on September 30, 1999. Under the terms of the Loan Agreement with the Investors, both Messrs. Gould and Kaplan agreed to accept replacement notes which provide that no payment of interest or principal on such replacement notes may be made to them unless all payments of principal and interest due at that time on the promissory notes delivered to the Investors shall have been made. The replacement notes delivered by the Company to Messrs. Gould and Kaplan bear interest at a rate of 10% per annum and mature August 31, 2000. In consideration for their accepting the replacement notes, Messrs. Gould and Kaplan each received Class A Warrants to purchase 112,000 shares of Company's Common Stock. Such Class A Warrants are on the same terms and conditions as the Class A Warrants issued to the Investors pursuant to the Loan Agreement.

 In 1999, the Company also received an aggregate of $200,000 in loans in transactions with three private individuals. In connection with these transactions, the Company issued three subordinated promissory notes in the amounts of $100,000, $50,000 and $50,000, bearing interest at a rate of 10% per annum. The notes mature on December 31, 2000, April 30, 2001 and May 31, 2001, respectively . These three investors also received Class A Warrants entitling them to purchase 200,000 shares, 100,000 shares and 100,000 shares, respectively, of the Company's Common Stock. The Class A Warrants are exercisable at $.3125 per share, $.50 per share and $.50 per share, respectively; and expire five years from the date of issuance.

2000 Private Financing

 In February 2000, the Company sold 1,000,000 shares of its Common Stock to one individual for the sum of $100,000.

 On April 26, 2000, the Company executed Loan Agreement No. 2 with 10 private investors, which included the Investors, Damaso Saavedra and Messrs. Gould and Kaplan (all of whom are collectively referred to as the "New Investors"), evidencing the $415,000 Loan. The $415,000 Loan is evidenced by a promissory note dated November 16, 1999, the date of the first advance, and provides for payment of interest at the annual rate of 10% commencing monthly on June 30, 2000 and six equal payments of principal commencing December 31, 2000. The note matures on May 31, 2001. The New Investors also received Class D Warrants entitling them to purchase an aggregate of 4,150,000 shares of the Company's Common Stock. The Class D Warrants are exercisable at $.10 per share and expire five years from April 1, 2000.

 In connection with $415,000 Loan, the Company and the Investors agreed to certain modifications of the 1999 Loan. All interest accrued through March 31, 2000, totaling $138,419.20, on the $1,000,000 note, the $200,000 note and the
$300,000 note will be converted into the Company's common stock at a rate of $.10 per share or a total of 1,384,192 shares. The $1,000,000 note, the $200,000 note and the $300,000 note will be exchanged for one note in the amount of $1,500,000 dated April 1, 2000 and which matures on September 30, 2000. Additionally, the interest due to Messrs. Kaplan and Gould under each of their $56,000 promissory notes from the Company or $6,382.48 will be converted into 63,825 shares of the Company's Common Stock and new Subordinated Notes will be issued to each, such notes bearing interest at 10% per annum and maturing on September 30, 2000.

 The Class A warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock which were issued in the 1999 Loan to the Investors will be cancelled and in exchange therefor the Company will issue Class E warrants to purchase an aggregate of 7,500,000 shares which Class E warrants will have an exercise price of $.10 per share during the first year of the warrant's five-year term and $.20 per share during the remaining four years of the warrants' term. In addition, Loan Agreement No. 2 provides that the warrants for the purchase of 112,000 shares of the Company's common stock which were issued to each of Messrs. Gould and Kaplan in connection with the 1999 Loan will also be cancelled and exchanged for Class E warrants at the same ratio of
2.5 Class E warrants for each Class A warrant. Also as part of the $415,000 Loan, Class A warrants for the purchase of an aggregate of 351,250 shares of common stock which were issued to Gerald M. Holland and Damaso Saavedra will be exchanged for common stock on a 1-for-1 basis. Also modified under Loan Agreement No. 2 was the issuance of the Year 1999 and Year 2000 Additional Shares. Under the modification, the effective dates for calculation of the Additional Shares was amended to the calendar year 2001 and the calendar year 2002. If revenues are such that the Additional Shares are required to be issued for the years 2001 and/or 2002, Messrs. Holland and Saavedra will be entitled to receive for each such year an aggregate of 427,500 shares of common stock rather than 427,500 Class B or C warrants.

Use of Proceeds of 1999 and 2000 Private Financing

 The majority of the proceeds of the 1999 private financing has been utilized for deposits and payments on product inventory and sales and marketing materials as well as operating capital during the Company's pre-launch phase
and initial operation period.   The proceeds from the 2000 private financing
will be used for operating capital.

 The Company intends to pursue a moderately aggressive approach to building inventory and expanding its product line during the next twelve months, while maintaining some funds in reserve so that it can support the needs of the Company's Team Members in a timely manner.

Certain Factors Which May Affect Future Results

 We may be considered a development stage company because of our entry into a new line of business. There is a significant risk that we may not be able to obtain the volume of business necessary to become a going concern. We believe that our business plan provides a comprehensive approach in assembling all the essential parts that will make up a successful network marketing company; however, there can be no assurance that we will be able to generate projected revenues or achieve profitable operations.

 Our capital requirements will continue to be significant. To date, we have been dependent upon the proceeds of borrowings from private investors to fund our development activities. Although numerous opportunities are being pursued, we have no current finalized arrangements to secure additional financing, and there is no assurance that additional financing which we are currently seeking will be secured on commercially reasonable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on us, including possibly requiring us to curtail or cease operations. To the extent that any future financing involves the sale of our equity securities, our then existing stockholders could be substantially diluted.

 We do not contemplate that we will directly manufacture any of our products. We intend to contract with third parties to manufacture our products. Although we believe we will be able to negotiate satisfactory manufacturing and supply agreements, the failure to do so would have a material adverse effect on us. We can provide no assurance that these manufacturers will dedicate sufficient production capacity to satisfy our requirements within scheduled delivery times, or at all. Failure or delay by our suppliers in fulfilling our anticipated needs would adversely affect our ability to develop and market our products.

 If our outside manufacturers fail to supply our products in sufficient quantities and in a timely fashion, our business may suffer. We anticipate that we will obtain most of our from a single source, or limited number of sources, of supply. We believe that we have or will be making satisfactory arrangement for supply of our products. In the event that our suppliers are unable or unwilling to provide us with the products on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on the our operations.

 The markets that we intend to enter are characterized by intense competition. Our products will directly compete with similar products of numerous well-established companies. Our ability to compete in these markets is dependent, in part, upon our significantly expanding our membership network. Some of our competitors dominate the industry. They have the necessary financial resources to enable them to withstand substantial price competition or downturns in the market for the products, which we may not be able to withstand.

 We depend substantially on the continued services and performance of our senior management. Our business may be hurt if one or more of our senior management or key employees leave us. Although we have an employment agreement with Mr. Gould, this does not guarantee that he will remain with us. If we lose the services of Mr. Gould or other key employees, we may not be able to attract and retain additional qualified personnel to fill their positions in the future.


Item 7. FINANCIAL STATEMENTS

 The financial statements and supplementary data are indexed in Item 13 hereof.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 As reported in Company's Current Report on Form 8-K filed with the Commission on January 23, 1999, Spillar, Mitcham, Eaton & Bicknell, L.L.P. ("Spillar"), the independent accounting firm which audited the financial statements of the Company during fiscal year 1997, was dismissed by the Company on January 15, 1999.

 Spillar's report on the Company's financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, and, except as to the ability of the Company to continue as a going concern, was neither qualified nor modified as to uncertainty, audit scope, or accounting principles.

 The decision to change accountants was approved by the Board of Directors of the Company on January 15, 1999.

 During the Company's two most recent fiscal years and any subsequent interim period preceding such dismissal, there were no disagreements with Spillar on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Spillar, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

 During the Company's two most recent fiscal years and any subsequent interim period preceding such dismissal, the Company has had no reportable events as defined in Item 304(a)(1)(v) of Regulation S-B.

 The Company has engaged Buchbinder Tunick & Company, L.L.P. as its new independent accountants effective January 15, 1999. During the Company's two most recent fiscal years and any subsequent interim period prior to engaging such accountants, the Company has not consulted with Buchbinder Tunick & Company, L.L.P. regarding any of the matters specified in Item 304(a)(2) of Regulation S-B.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 The following information is provided with respect to each director and officer of the Company as of October 31, 1999:

Name                   Age                Position

Steve Gould            38                 President, Chief Executive Officer
                                          and a Director

Lee Kaplan             46                 Chairman of the Board of Directors
                                          and a Director

William Spallino       42                 Vice President

Kimberly Hale          29                 Secretary

Robert Bray            49                 Director

Jules Ross                                Director

Gerald M. Holland                         Director

 Steve Gould has been President, Chief Executive Officer and a director of the Company since November 27, 1998. For the past 18 years, Mr. Gould's career has been in the direct sales industry and has included seven years where he served as President of an international network marketing company producing over $200 million a year in sales. His career has spanned numerous aspects of corporate management, sales and product development.

 Lee Kaplan has been Chairman of the Board of Directors, Vice President and a director of the Company since November 27, 1998. For the past 20 years, Mr. Kaplan has been self-employed as a marketing consultant.

 William Spallino has been Vice President of the Company since June 30, 1999. For the past 20 years, Mr. Spallino has been involved in the Information Technology industry, and from May 1994 through September 1998, was Chief Information Officer with a leading network marketing company.

 Kimberly Hale has been Secretary of the Company since March 25, 1999. For the past 10 years, Ms. Hale has been employed in various legal and executive assistant capacities, and has been the Executive Assistant to Steve Gould since May 1996.

 Robert Bray has been a director of the Company since November 27, 1998. He has served as President of Covenant Brothers, a retail clothing company, from January 1982 to the present and has also been employed as an Executive Distributor for NuSkin International, a retailer of nutritional products, from April 1993 to the present.

 Jules Ross has been a director of the Company since June 8, 1999. He has been a self-employed investor since 1990.

 Gerald M. Holland has been a director of the Company since June 8, 1999.   He
has served as President of Holland Builders, Inc., a commercial general contracting and development firm, from 1965 to the present.

 Pursuant to the provisions of the Company's Bylaws, the Company's current directors and executive officers hold office until his or her successor is elected or appointed and qualified, or until his or her death, resignation or removal by the Board of Directors.

The term of each director will expire at the next Annual Meeting of Stockholders and when their respective successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors.

Pursuant to the terms of the Loan Agreement, the Investors were entitled to designate two individuals to be elected to the Company's Board of Directors. These individuals are Gerald Holland and Jules Ross, both of whom are Investors. Messrs. Holland and Ross were elected to the Board on June 8, 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and greater than 10% stockholders to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of such reports, we believe that all reporting persons complied with all filing requirements during the fiscal year ended October 31, 1999, except for the late filing of a Form 3 during June 1999 for Messrs. Ross and Holland.

Item 10. EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by the Company for services performed on the Company's behalf for the last two completed fiscal years (i.e., the fiscal years ended October 31, 1999 and October 31, 1998), with respect to the person who was, as of October 31, 1999, the Company's Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE
                                                                   LONG TERM
                           ANNUAL COMOENSATION(1)                  COMPENSATION
                                                                   AWARDS

                                                                     SECURITIES              ALL
NAME AND PRINCIPAL         FISCAL   SALARY     BONUS  OTHER ANNUAL   UNDERLYING OPTIONS      OTHER
POSITION                   YEAR                       COMPENSATION   (NUMBER OF SHARES)      COMPENSATION

Steve Gould                1999     $ 198,154  -      $ -            -                       $ 1,436(3)
 Chairman, President and   1998       -        -        -            -                         -
 Chief Executive Officer(2)

(1) Does not include the dollar value of perquisites and other personal benefits.

(2) Mr. Gould did not become an officer or employee until November 27, 1998.

(3) Represents 1% commission on gross sales revenues pursuant to the provisions of Mr. Gould's employment agreement with the Company.

Lee Kaplan Consultant Agreement

 Effective March 1999, Encore (now VisionQuest) retained Lee Kaplan as a consultant with respect to matters concerning the establishment and maintenance of the network of independent contractors to be assembled in connection with the VisionQuest Marketing Program. Mr. Kaplan has received monthly compensation of $5,000 commencing March 1999.

 Prior to the acquisition by Company of Encore, Lee Kaplan acted as a consultant to Encore. For such services, $158,000 was accrued as compensation of which $95,000 was paid with a balance of $63,000 reflected as indebtedness as of October 31, 1998. Expenses, such as travel and lodging, incurred by Mr. Kaplan in performing such services were borne by Mr. Kaplan out of the compensation paid or payable to him.

Robert Bray Severance Agreement

 Prior to the acquisition by the Company of Encore, Robert Bray received compensation from Encore in the form of consulting fees in the amount of $42,748 as payment for his services as an officer of Encore. Effective October 1, 1998, Encore (now VisionQuest) and Robert Bray entered into an agreement which provided that VisionQuest would pay to Robert Bray as severance compensation the total sum of $30,000, payable $5,000 per month until paid. This amount was paid in full to Mr. Bray, commencing January 1999.

Employment and Distributorship Agreements

 Encore (now VisionQuest) and Steve Gould have entered into a five-year employment agreement commencing October 15, 1998, which provides that Mr. Gould shall receive an initial salary of $200,000 annually with a guaranteed annual increase of not less than 10% and a bonus of 1% of the gross sales revenue as computed on a monthly basis. Thus, Mr. Gould's aggregate annual income is based on the revenue level he is able to attain for the Company.

Neither Mr. Kaplan nor Mr. Bray receive a salary from the Company. VisionQuest granted a master distributorship referred to as "Cirrus Strategies" to Mr. Kaplan. Cirrus Strategies is the sole distributorship granted directly from the Company and is the first (or highest) tier of distributorship in the VisionQuest Marketing Program. All distributorships held by individual Members branch from Cirrus Strategies. In accordance with the Company's Marketing Compensation Plan, Cirrus Strategies will receive a portion of the sales effected by all Members holding Distributorships beneath it in the tier of organization. Of the revenues generated under Cirrus Strategies, Mr. Kaplan will receive 55% and Mr. Bray will receive 10%. The remaining 35% of generated revenues will be paid, on a pro rata basis, to the remaining six investors who loaned funds to Encore prior to its acquisition by the Company.

VisionQuest also granted a Distributorship to Steve Gould, which distributorship is one of several second-tier distributorships and, as such, branches directly off of Cirrus Strategies. Mr. Gould receives a portion of the sales effected by all Members holding distributorships beneath his in the tier of organization.

The amount of revenues received under the various Distributorship agreements will be paid in accordance with the Company's Marketing Compensation Plan, which is being developed by management. Since the Marketing Compensation Plan is not finalized, the Company is unable at this time to project the exact amount of revenues which will be received by Messrs., Gould, Kaplan and Bray under the Distributorships.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The table below is based on information obtained from the persons named below with respect to the shares of Common Stock beneficially owned, as of April 26, 2000, by

   * each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock,

   * each director of the Company,

   * each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group.

                                   AMOUNT AND NATURE       PERCENTAGE OF
NAME AND ADDRESS OF                OF BENEFICIAL           OUTSTANDING
BENEFICIAL OWNER(1)                OWNERSHIP(2)            SHARES OWNED (3)(4)

Steve Gould(5)(6)(8)               3,434,357               31.1%

Lee Kaplan (6)(8)                  3,434,357               31.1%

Gerald M. Holland(6)(7)(8)         8,019,652               64.4%

Jules Ross(6)(7)(8)                8,864,860               69.2%

Robert Bray (8)                      550,000                5.6%

Case Holding Company, Inc.(7)(8)   5,482,356               50.6%

Peter Casoria, Jr(7) (8)           6,147,657               60.2%

Charles J. Sugarman(7) (8)         6,036,922               58.0%

Rosalyn S. Sugarman(7) (8)         6,231,302               59.2%

Richard A. Hahner(7) (8)           5,640,102               56.2%

Peter Casoria, Sr.(7) (8)          5,640,102               56.2%

Dennis M. Lopez(7) (8)             5,640,102               56.2%

William Spallino                      15,000                *

Kimberly Hale                          5,000                *

David C. Ellis(9)                  1,260,537               12.9%

Damaso W. Saavedra(7)                553,010                5.4%

All executive officers and
directors as a group
(7 persons)                       14,506,365               80.4%
-------------------------------
*Less than 1.0%

(1) The address of each of Messrs. Gould, Kaplan, Bray and Spallino and Ms. Hale is c/o the Company, 7674 W. Lake Mead Boulevard, Suite 150, Las Vegas, Nevada 89128. The address for the other listed persons is as follows: for Jules Ross, 2300 Kensington Boulevard, Davie, FL 33325; for Richard Hahner, 4860 N.E. 12th Avenue, Fort Lauderdale, FL 33334; for Case Holding Co., Inc., c/o Mr. Cy Case, 4367 N. Federal Highway, #209, Fort Lauderdale, FL 33308; for Peter Casoria, Jr., 552 N.E. 34th Court, Oakland Park, FL 33334; for Peter Casoria Sr., 552 N.E. 34th Court, Oakland Park, FL 33334; for Dennis Lopez, 4800 Bayview Drive PH3, Fort Lauderdale, FL 33308; for Gerald M. Holland, 4860 N.E. 12th Avenue, Fort Lauderdale, FL 33334; for Charles J. Sugarman, 69 Covert Run Pike, Fort Thomas, KY; for Rosalyn S. Sugarman, 1904 S. Ocean Drive, Apartment 806, Hallandale, Florida 33009; for David C. Ellis, 6628 E. 88th, Tulsa, OK 74133 and for Damaso W. Saavedra, 312 S.E. 17th Street, 2nd Fl., Ft. Lauderdale, Florida 33316.

(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and/or investment power with respect to all shares of Common Stock deemed beneficially owned by them.

(3) The calculation of a stockholder's percentage of beneficial ownership includes in both the numerator and denominator those shares underlying options, warrants or other derivative securities deemed beneficially owned by that stockholder. Shares underlying options, warrants or other derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among the Company's stockholders may differ.

(4) Based on the number of shares outstanding (9,777,355) at May 1, 2000, plus the number of shares acquirable by the specified person(s) within 60 days of May 1, 2000 upon exercise of Class D and E Warrants for the purchase of Common Stock of the Company and/or the number of shares covered by the Irrevocable Proxy described in note (9) below.

(5) Owned of record by Fat Cat, LLC, of which Steve Gould is the owner of all of its equity.

(6) The holdings for Mr. Gould include 1,280,150 shares presently purchasable under Class D and E Warrants held by him, for Mr. Kaplan, 1,280,150 shares presently purchasable under Class D and E Warrants held by him, for Mr. Holland, 2,676,770 shares presently purchasable under Class D and E Warrants held by him; for Mr. Ross, 3,037,510 shares presently purchasable under Class D and E Warrants held by him; for Case Holding Company, 1,050,045 shares presently purchasable under Class D and E Warrants held by it; for Mr. Casoria, Jr., 735,565 shares presently purchasable under Class D and E Warrants held by him; for Mr. Casoria, Sr., 262,615 shares presently purchasable under Class D and E Warrants held by him; for Mrs. Sugarman, 750,000 shares presently purchasable under Class E Warrants held by her; for Mr. Sugarman,, 624,830 shares presently purchasable under Class D and E Warrants held by him; for Mr. Hahner, 262,615 shares presently purchasable under Class D and E Warrants held by hi m; for Mr. Lopez, 262,615 shares presently purchasable under Class D and E Warrants held by him; and for Mr. Saavedra, 412,510 shares presently purchasable under Class D Warrants held by him.

(7) On February 9, 1999, the Investors entered into the Loan Agreement with the Company pursuant to which the Investors initially loaned $1,000,000 to the Company. The Investors subsequently loaned an additional $500,000 to the Company. Under the Loan Agreement and the subsequent loans, the Investors received on a pro rata participation basis Class A Warrants for the purchase of an aggregate of 3,000,000 shares of Common Stock. Additional warrants to purchase 351,250 shares were issued to other persons in connection with their
services rendered to secure the Loan Agreement.   Under the modification of the
Loan Agreement effected through Loan Agreement No. 2 covering the $415,000 Loan effective April 26, 2000, the Class A Warrants were exchanged for Class E Warrants on a 2.5 for 1 basis and the Class A Warrants to purchase 351,250 shares of Common Stock were exchanged for shares of Common Stock on a 1 for 1
basis.   The Investors joined by Messrs. Gould and Kaplan and Damaso W. Saaved ra, or the New Investors, were the lenders under the $415,000 Loan. In connection with the $415,000 Loan, Class D Warrants to purchase 4,150,000 shares of the Company's Common Stock were issued on a pro rata basis to the
Investors and New Investors,   See "Management's Discussion and Analysis and
Results of Operation - 1999 Private Financing and 2000 Private Financing" for details of the Class D and E Warrant issuances.

(8) In connection with the execution of the Loan Agreement, Messrs. Gould, Bray, Kaplan and Holland granted an Irrevocable Proxy in favor of the Investors to vote 4,978,264 shares of Common Stock (which figure is now 5,342,882 due to the acquisition by Messrs. Holland, Gould and Kaplan of additional shares in the Class A Warrant exchange under the $415,000 Loan which became subject to the Proxy). The Proxy entitles the Investors to vote on major decisions presented to the Company's stockholders, however, the Proxy may not be used to vote to remove any director or officers from office for reasons other than gross negligence, theft, or legal incompetency. With respect to the election of directors, the Investors may only vote for a person currently holding the position. The Proxy terminates upon repayment of the loans. The amount of the shares subject to the Proxy are included in the beneficial ownership figures for Messrs. Holland, Ross, Casoria, Jr., Casoria, Sr., Sugarman, Hahner, Lopez, Mrs. Sugarman and Case Holding Company, Inc.

(9) Includes 1,236,537 shares held of record by David C. Ellis Profit Sharing Trust, of which Mr. Ellis is the sole beneficiary and trust.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Since November 1, 1996, no director or executive officer of the Company, any nominee to election as a director, or any person know to the Company to own of record or beneficially more than 5% of the Company's Common Stock or any member of the immediate family of any of the foregoing persons had, or will have, any direct or material interest in any transaction or series of similar transactions to which the Company or any of its subsidiaries, was or is to be a party, in which the amount involved exceeds $60,000, except as follows:

 As of November 1, 1994, the Company was indebted to Walter G. Cook and a corporation owned by him in the amount of $678,083 representing an aggregate of unpaid principal and interest on loans made by Mr. Cook since he became the principal shareholder of the Company in 1975. Such loans bore interest at rates of 8-10% per annum. During the three year period ended October 31, 1997, as a result of additional loans made by Mr. Cook to the Company and accrued interest, $778,001 of principal and interest was owed to Mr. Cook and the aforesaid corporation as of October 31, 1997 (the "Cook Loans"). The debt of $778,001 bears interest at the rate of 12% per annum. On October 14, 1998, the Company paid down the Cook Loans by $150,000.

 Under the terms of the Exchange Agreement, the two properties owned by the Company, consisting of an office building in Hurst, Texas and 65 undeveloped acres of realty in Forrest Hill, Texas, certain assets related to the Hurst office building and a $3,000 note payable to the Company were transferred to Walter G. Cook in satisfaction of the Cook Loans. The satisfaction of the Cook Loans upon the terms set forth in the preceding sentence took place on November 20, 1998. In connection therewith, Mr. Cook assumed payment of a $150,000 mortgage loan on the two properties.

 On October 1, 1998, prior to the Company's acquisition of Encore International, Inc., Encore executed and delivered promissory notes in the amount of $56,000 each to Steve Gould and Lee Kaplan in payment for funds advanced by them to initiate the business of Encore. Such notes bore interest at the rate of 6% per annum and matured on September 30, 1999. In connection with the Company's 1999 private financing, both Messrs. Gould and Kaplan agreed to accept replacement notes which provide that no payment of interest or principal may be made to them unless at such time all payments of principal and interest then due on the promissory note delivered to the Investors shall have been made. The replacement notes delivered by the Company to Messrs. Gould and Kaplan bear interest at a rate of 10% per annum and mature August 31, 2000. In consideration of their agreeing to accept the replacement notes, Messrs. Gould and Kaplan each received Class A Warrants to purchase 112,000 shares of Company's Common Stock. Such Class A Warrants are on the same terms and conditions as the Class A Warrants issued to the Investors in the 1999
Private Financing. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation - 1999 Private Financing."

 On April 26, 2000, the Company executed Loan Agreement No. 2 with 12 private investors, which included the Investors, Damaso Saavedra and Messrs. Gould and Kaplan. The $415,000 Loan is evidenced by a promissory note dated April 26, 2000 which note bears interest at 10% per annum. The note matures on September 30, 2000. The New Investors also received Class D Warrants entitling them to purchase an aggregate of 4,150,000 shares of the Company's Common Stock. The Class D Warrants are exercisable at $.10 per share and expire five years from April 1, 2000. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation - 2000 Private Financing."

 In connection with $415,000 Loan, the Company agreed to certain modifications of the $1,500,000 Loan completed in February 1999. All interest accrued through March 31, 2000, on the $1,000,000 note, the $200,000 note and the $300,000 note totaling $138,419.20, will be converted into the Company's common stock at a rate of $.10 per share or 1,384,192 shares. Messrs. Gerald M. Holland and Jules Ross, who are Directors of the Company, will receive 380,653 and 484,468 shares for the interest owed to them. The $1,000,000 note, the $200,000 note and the $300,000 note will be exchanged for one note in the amount of $1,500,000 dated April 1, 2000 and which matures on September 30,
2000.   The Class A warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock which were issued in the 1999 Loan will be cancelled and in place the Company will issue Class E warrants to purchase an aggregate of 7,500,000 shares which Class E warrants will have an exercise price of $.10 per share during the first year of the warrant's five-year term and $.20 per share during the remaining four years of the warrants' term. In addition, Loan Agreement No. 2 provides that the warrants for the purchase of 112,000 shares of the Company's common stock which were issued to each of Messrs. Gould and Kaplan in connection with the 1999 Loan will also be cancelled and reissued as Class exchanged for Class E warrants at the same ratio of 2.5 Class E warrants for each Class A warrant. Also as part of the $415,000 Loan, Class A warrants for the purchase of an aggregate of 351,250 shares of common stock which were issued to Gerald M. Holland, a Director, and Damaso Saavedra will be exchanged for common stock on a 1-for-1 basis. Also modified under Loan Agreement No. 2 was the issuance of the Year 1999 and Year 2000 Additional Shares. Under the modification, the effective dates for calculation of the Additional Shares was amended to the calendar year 2001 and the calendar year 200 2. If revenues are such that the Additional Shares are required to be issued, Messrs. Holland and Saavedra will be entitled to receive an aggregate of 427,500 shares of common stock rather than 427,500 Class B or C warrants.

Item 13. EXHIBITS AND REPORTS OF FORM 8-K

(a) Financial Statements

Report of Independent Certified Public Accountants            F-2

Consolidated Balance Sheet as of October 31, 1999             F-3

Consolidated Statements of Operations
 for the years ended October 31, 1999 and 1998                F-4

Consolidated Statements of Changes in Stockholders' Deficiency
   for the years ended October 31, 1999 and 1998              F-6

Consolidated Statements of Cash Flows
 for the years ended October 31, 1999 and 1998                F-7

Notes to Consolidated Financial Statements                    F-9

 (b) Reports on Form 8-K

 None.

(c) Exhibits  (Index)

 The following exhibits required to be filed by Item 601 of Regulation S-B are incorporated by reference or attached to and filed as part of this Annual Report on Form 10-KSB:

No.          Description:

3.1(a)       Certificate of Incorporation of Company(1)

3.1(b)       Amendment to Certificate of Incorporation

3.1(c)       Certificate of Amendment to Certificate of Incorporation(6)

3.2          Bylaws of Company(1)

10.1 Promissory Note dated October 31, 1994 of Manhattan National Properties, Inc. and Continental Heritage Corporation payable to Walter G. Cook in the amount of $147,433.46(1)

10.2 Promissory Note of Continental Heritage Corporation dated October 31, 1994 payable to the order of Spanish West Enterprises, Inc. in amount of $34,027.13(1)

10.3 Promissory Note of Continental Heritage Corporation dated October 31, 1994 payable to Walter G. Cook in the amount of $227,624.36(1)

10.4 Promissory Note of National Heritage Corporation and Continental Heritage Corporation dated October 31, 1994 payable to Walter G. Cook in the amount of $226,929.81(1)

10.5 Promissory Note of Apollo Enterprises, Inc. and Continental Heritage Corporation dated October 31, 1994 payable to Walter G. Cook in the amount of $41,860.79(1)

10.6 Promissory Note of Company and Apollo Enterprises, Inc., Manhattan National Properties, Inc. and National Heritage Corporation dated October 31, 1997 payable to Walter G. Cook in the amount of $778,001.27. (1)

10.7 Stock Exchange Agreement dated November 27, 1998 by and among the Company and the shareholders of Encore(3)

10.8 Employment Agreement between Steve Gould and Encore International, Inc. dated as of October 15, 1998.(4)

10.9         Loan Agreement dated February 9, 1999(4)

10.10        Form of $1,000,000 Promissory Note delivered to the Investors(4)

10.11        Form of Class A Warrant(4)

10.12        Form of Class B Warrant(4)

10.13        Form of Class C Warrant(4)

10.14        Non-Recourse Pledge Agreement(4)

10.15        Irrevocable Proxy(4)

10.16        Subordinated Promissory Note from Company in favor of Steve
             Gould(4)

10.17        Subordinated Promissory Note from Company in favor of Lee
             Kaplan(4)

10.18        Amended and Restated Supply and Marketing Agreement(4)

10.19        Consulting Agreement between the Company and Dr. Leonard Haimes(4)

10.20 Form of $200,000 Promissory Note from Company dated May 27, 1999 delivered to Investors(5)

10.21 Security Agreement dated May 27, 1999 among Company, VisionQuest Worldwide, Inc. and Gerald M. Holland, as agent(5)

10.22 Amended Security Agreement dated July 4, 1999 among Company, VisionQuest Worldwide, Inc. and Gerald M. Holland, as agent.

10.23 Subordinated Loan Agreement and Form of $100,000 Promissory Note from Company dated June 4, 1999 to AWC, Inc. Retirement Trust

10.24        Form of $300,000 Note dated August 4, 1999

10.25 Subordinated Loan Agreement and Form of $50,000 Promissory Note from Company dated September 24, 1999 from Company to Alan Witten.

10.26 Subordinated Loan Agreement and Form of $50,000 Promissory Note from Company dated November 4, 1999 from Company to Ronnie Davis.

10.27 Stock Purchase Agreement dated February 18, 2000 between the Company and David C. Ellis(8)

10.28        Loan Agreement No. 2 dated April 26, 2000 and attached Form of
             $415,000 Note

10.29        Form of $1,500,000 Replacement Note.

10.30        Form of Replacement Note from Company to Steve Gould and Lee
             Kaplan.

10.31        Form of Class D Warrant

10.32        Form of Class E Warrant

16.1 Letter dated January 20, 1999 from Spillar, Mitcham, Eaton & Bicknell, L.L.P. to the Securities and Exchange Commission(7)

21           List of Subsidiaries
27           Financial Data Schedule (for SEC use only).

(1) Incorporated by reference to the Exhibit bearing the same number in Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

(2) Incorporated by reference to the Exhibit to Company's Quarterly Report on Form 10-Q dated September 11, 1998 and filed on September 14, 1998.

(3) Incorporated by reference to Exhibit 99.1 to Company's Current Report on Form 8-K filed with the Commission on December 8, 1998.

(4) Incorporated by reference to the Exhibit bearing the same number in Company's Annual Report on Form 10-KSB/A for the Fiscal Year ended October 31, 1998.

(5)Incorporated by reference to the Exhibit to the Company's Quarterly report on Form 10-QSB for the quarter ended April 30, 1999.

(6) Incorporated by reference to the Exhibit to the Company's Current Report on Form 8-K filed with the Commission on August 5, 1999.

(7) Incorporated by reference to the Exhibit to the Company's current Report on Form 8-K filed with the Commission on January 26, 1999.

(8) Incorporated by reference to Exhibit No. 1 to the Schedule 13D filed with the Commission by David C. Ellis on May 25, 2000.


                                   SIGNATURES

 Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2000
                                  VISIONQUEST WORLDWIDE HOLDINGS CORPORATION

                                  BY:  /s/Steve Gould
                                  Steve Gould, President, Chief Executive
                                  Officer and Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 14, 2000
                                  /s/Steve Gould
                                  Steve Gould, President, Chief Executive
                                  Officer, Chief Financial Officer
                                  and Director

Dated: June 14, 2000
                                  /s/ Lee Kaplan
                                  Lee Kaplan, Chairman of the
                                  Board of Directors

Dated: June 14, 2000
                                  /s/Robert Bray
                                  Robert Bray, Director

Dated: June 14, 2000
                                  /s/Jules Ross
                                  Jules Ross, Director

Dated: June 14, 2000
                                  /s/Gerald M. Holland
                                  Gerald M. Holland, Director


                         INDEX TO FINANCIAL STATEMENTS


                                                                 Page No.

Report of Independent Certified Public Accountants

Consolidated Balance Sheet as of October 31, 1999

Consolidated Statements of Operations
 for the years ended October 31, 1999 and 1998

Consolidated Statements of Changes in Stockholders' Deficiency for the years ended October 31, 1999 and 1998

Consolidated Statements of Cash Flows
 for the years ended October 31, 1999 and 1998

Notes to Consolidated Financial Statements


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
VisionQuest Worldwide Holdings Corporation


We have audited the accompanying consolidated balance sheet of VisionQuest Worldwide Holdings Corporation and subsidiaries (a development stage company) as of October 31, 1999, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of VisionQuest Worldwide Holdings Corporation and subsidiaries as of October 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise. As discussed in Note 8 to the financial statements, the Company had deficiencies in both working capital and total capital at October 31, 1999 and had incurred significant losses during its development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are discussed in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                 /s/ Buchbinder Tunick & Company LLP
                                     BUCHBINDER TUNICK & COMPANY LLP


Boca Raton, Florida
December 9, 1999
(except for Note 7 which is dated April 26, 2000)


                             VISIONQUEST WORLDWIDE
                     HOLDINGS CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
                         (A Development Stage Company)
                           Consolidated Balance Sheet
                                October 31, 1999

ASSETS
Current assets:
 Cash                                                        $       200
 Inventory                                                       339,405
 Merchandise deposits                                             96,750
 Prepaid expenses and other receivables                           24,923
                                                                 -------
  Total current assets                                           461,278

Property assets, at cost less
 accumulated depreciation and amortization of $29,900            265,597

Other assets                                                      26,396
                                                                 -------
   Total assets                                              $   753,271
                                                                 =======
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Cash overdraft                                            $     8,938
   Accounts payable and accrued expenses                         268,647
 Current portion of long-term debt                             1,801,457
                                                               ---------
  Total current liabilities                                    2,079,042

Long-term debt less current portion                              219,333

Commitments

Stockholders' deficiency:
 Preferred stock, $.50 par value,
  2,000,000 shares authorized;
    - 0 - shares issued and outstanding -
 Common stock, $.001 par value; 150,000,000 shares
  authorized; 6,914,259 shares
  issued and outstanding                                           6,914
 Additional paid-in capital                                      732,397
 Deficit accumulated during the development stage             (1,635,733)
 Accumulated deficit                                            (648,682)
                                                               ---------
  Total stockholders' deficiency                              (1,545,104)

   Total liabilities and stockholders' deficiency            $   753,271
                                                                 =======

                See notes to consolidated financial statements.


                             VISIONQUEST WORLDWIDE
                     HOLDINGS CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                 For the years ended October 31, 1999 and 1998

                                                                   Cumulative
                                                                   During
                                                                   Development
                                                                   Stage
                                    1999           1998
Development stage activities:
 Net sales                          $   148,429    $         -     $   148,429
 Cost of goods sold                      54,280              -          54,280
                                        -------        -------         -------
  Gross profit                           94,149              -          94,149
                                        -------        -------         -------
 Operating expenses:
    General and administrative        1,098,134        258,178       1,356,312
    Professional fees                   198,319         36,039         234,358
    Interest                            109,312              -         109,312
    Depreciation                         29,100            800          29,900
                                      ---------        -------       ---------
  Total operating expenses            1,434,865        295,017       1,729,882
                                      ---------        -------       ---------
 Loss from development
stage activities                     (1,340,716)      (295,017)    $(1,635,733)
                                      ---------        -------       =========
Discontinued operations:
 Income (loss) from discontinued
  operations (net of credit for income
  taxes of $ - 0 - and $6,800,
  respectively)                     $    13,370    $   (89,153)

 Gain on disposal of discontinued
  operations (net of income taxes
  of $31,000)                            96,978              -
                                         ------         ------
   Income (loss) from
      discontinued operations           110,348        (89,153)
                                        -------         ------
Net loss                            $(1,230,368)   $  (384,170)
                                      =========        =======


                See notes to consolidated financial statements.


                             VISIONQUEST WORLDWIDE
                     HOLDINGS CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
                         (A Development Stage Company)
               Consolidated Statements of Operations (Continued)
                 For the years ended October 31, 1999 and 1998



                                               1999            1998
Per share data:
 Basic:
  Loss from development stage activities       $      (0.19)   $        (0.04)
  Discontinued operations:
   Income (loss) from discontinued operations             -             (0.01)
   Gain on disposal of discontinued operations          .01                 -
                                                       ----              ----
  Net loss                                     $      (0.18)   $        (0.05)
                                                       ====              ====
 Diluted:
  Loss from development stage activities       $      (0.19)   $        (0.04)
  Discontinued operations:
   Income (loss) from discontinued operations             -             (0.01)
   Gain on disposal of discontinued operations          .01                 -
                                                       ----              ----
  Net loss                                     $      (0.18)   $        (0.05)
                                                      =====             =====

Weighted average number of common shares outstanding:

    Basic                                         6,891,506         6,873,860
                                                  =========         =========
    Diluted                                       6,891,506         6,873,860
                                                  =========         =========

                See notes to consolidated financial statements.

                             VISIONQUEST WORLDWIDE
                     HOLDINGS CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
                         (A Development Stage Company)
         Consolidated Statements of Changes in Stockholders' Deficiency
                 For the years ended October 31, 1999 and 1998

                                                                Deficit
                   $.001 Par Value                              Accumulated
                   Common Stock                  Additional     During                          Total
                   Number of                     Paid-In        Development     Accumulated     Stockholders'
                   Shares           Par Value    Capital        Stage           Deficit         Deficiency
Balance
November 1, 1997   6,859,259        $   6,859    $   599,952    $         -    $  (669,877)     $   (63,066)

Net loss for
the year ended
October 31, 1998           -                -              -       (295,017)       (89,153)        (384,170)
                    --------            -----        -------        -------         ------         --------
Balance
October 31, 1998   6,859,259            6,859        599,952       (295,017)      (759,030)        (447,236)

Fair value of
common stock
 issued for
services              55,000               55          5,445              -              -            5,500

Notes payable to
stockholders
contributed to
equity                     -                -        127,000              -              -          127,000

Net loss for the
year ended
October 31, 1999           -                -              -     (1,340,716)       110,348       (1,230,368)
                   ---------            -----       --------      ---------        -------        ---------
Balance
October 31, 1999   6,914,259        $   6,914    $   732,397    $(1,635,733)   $  (648,682)     $(1,545,104)
                   =========            =====        =======      =========        =======        =========

                See notes to consolidated financial statements.

                             VISIONQUEST WORLDWIDE
                     HOLDINGS CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                 For the years ended October 31, 1999 and 1998


                                                                 Cumulative
                                                                 During
                                                                 Development
                                                                 Stage
                                   1999            1998
Development stage activities:
 Net loss                          $(1,230,368)    $  (384,170)  $(1,614,538)
 Adjustments to reconcile
  net loss to net cash
  used in development
  stage activities:
   (Income) loss from
     discontinued operations          (110,348)         89,153       (21,195)
  Depreciation and amortization         29,100             800        29,900
  Fair value of common stock
  issued for services                    5,500               -         5,500
  Increase in inventory               (339,405)              -      (339,405)
  Increase in merchandise deposits     (96,750)              -       (96,750)
  Increase in prepaid expenses and
  other receivables                    (24,923)              -       (24,923)
  Increase in other assets               2,604         (28,000)      (25,396)
  Increase in cash overdraft             8,938                         8,938
  Increase in accounts payable and
     accrued expenses                  199,262          32,630       231,892
                                       -------         -------       -------
  Net cash used in development
    stage activities                (1,556,390)       (289,587)   (1,845,977)
                                     ---------         -------     ---------
Investing activities:
 Purchase of property assets           (83,566)         (5,467)
 Loan receivable                             -         (20,000)
 Acquisition of customer list                -          (1,000)
                                        ------          ------
  Net cash used in
   investing activities                (83,566)        (26,467)
                                        ------          ------
Financing activities:
 Proceeds from borrowings            1,731,858         315,133
 Payments on long-term debt           (105,664)              -
 Proceeds from issuance
  of common stock                            -           1,000
                                     ---------         -------
  Net cash provided by
      financing activities           1,626,194         316,133
                                     ---------         -------
Cash provided by (used in)
 discontinued operations               (26,710)          4,285
                                     ---------         -------
(Decrease) increase in cash            (40,472)          4,364

Cash, beginning of period               40,672          36,308

Cash, end of period                $       200     $    40,672
                                     =========        ========


Supplementary cash flows disclosure:

  Interest paid -
development stage activities       $   315,516     $   177,000
                                       =======         =======

 Income taxes paid                 $         -     $         -
                                       =======         =======

Supplemental schedule of noncash
investing and financing activities:

   Capital lease obligations of $206,464 were incurred when the Company entered into various leases for new equipment and furniture.


                See notes to consolidated financial statements.


                             VISIONQUEST WORLDWIDE
                     HOLDINGS CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements

Note 1 -  Significant Accounting Policies

 Principal Business Activity

The Company has realized no significant revenues from operations through October 31, 1999. Its development activities began on December 30, 1997 and it considers itself to be a development stage company that intends to engage in the wholesale and retail distribution of nutri-ceutical and homeopathic products.

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany items and transactions have been eliminated in consolidation.

 Inventory

Inventories consist solely of finished goods and are valued at the lower of cost or market, using the average cost method, on a first-in, first-out basis.

 Property Assets

Property assets are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets which approximate 5 years for equipment and 7 years for furniture and fixtures. Leasehold improvements are amortized over the life of the lease. The cost of improvements and betterments is capitalized while maintenance and repairs are charged to operations as incurred.

 Revenue Recognition

Revenue from sales of products is recognized at the time products are shipped to customers.

 Per Share Data

Basic per share data is calculated by dividing net income by the weighted average number of common shares outstanding during the respective periods. Diluted per share data normally would be calculated by dividing net income by the sum of the weighted average number of common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. However, no dilutive per share data has been computed in as much as the exercise price of outstanding common stock purchase warrants have continuously exceeded the average market price of the Company's common stock.

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

 Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk include cash and trade accounts receivable. While the Company attempts to limit its financial exposure, its deposit balances may, at times, exceed federally insured limits. The Company has not experienced any losses on such balances.

The Company purchases approximately 70% of its inventory from one supplier. Any risk associated with this arrangement is contingent upon the financial condition of the supplier.


Note 2 - Stock Exchange Agreement

On November 27, 1998, the Company entered into a Stock Exchange Agreement with the stockholders of Encore International, Inc. whereby the Company acquired the outstanding stock of Encore in exchange for 5,500,000 shares of the Company's common stock with a maximum 2,000,000 additional common shares issuable to Encore's stockholders in the event certain sales levels are achieved by the Company on a consolidated basis during the two twelve month periods commencing

March 1, 1999 and March 1, 2000, respectively. The combination has been accounted for as a reverse acquisition and, accordingly, the accompanying financial statements have been retroactively stated as if the resulting combination had been continuously effected. Subsequent to the acquisition, the Company changed its name to VisionQuest Worldwide Holdings Corporation and Encore changed its name to VisionQuest Worldwide.

As a result of the transaction, the Company discontinued its previously conducted real estate operations and transferred all of its assets to satisfy its debt to a major stockholder. The statements of operations and cash flows have been restated to reflect these transactions.

Summarized operating data for the discontinued real estate operations are as follows:

                                                      Years Ended
                                                      October 31,
                                               1999         1998

 Rental income                                 $   16,818   $ 220,870
                                                   ======     =======
 Income (loss) from
    discontinued operations                    $   13,370   $ (89,153)

 Gain on disposal of discontinued
    operations (net of income taxes
    of $31,000)                                    96,978           -
                                                   ------      ------
                                               $  110,348   $ (89,153)

Note 3 -  Property Assets

 At October 31, 1999 property assets are summarized as follows:

  Furniture and fixtures                       $   14,208
  Equipment                                        64,929
  Leasehold improvements                            9,896
  Property held under capital leases              206,464
                                                  -------
                                                  295,497
  Accumulated depreciation
     and amortization                             (29,900)
                                                  -------
                                               $  265,597

Note 4 -  Long-term Debt

 At October 31, 1999, long-term debt consisted of the following:

  10% notes payable - investors (a)                               $1,500,000
  10% notes payable - individual (b)                                  50,000
  10% notes payable - retirement trust (c)                           100,000
  10% notes payable - stockholders (d)                               112,000
  10% demand notes payable - stockholders                             48,133
  Capital lease obligations with interest at 6.7% to 33.7%           158,800
  Other                                                               51,857
                                                                   ---------
                                                                   2,020,790
  Current maturities                                               1,801,457
                                                                   ---------
                                                                  $  219,333
                                                                     =======

(a) The notes payable to investors consist of three notes of $1,000,000 (Note
A), $200,000 (Note B), and $300,000 (Note C). Payments for interest were to begin September 30, 1999 for Note A and March 31, 2000 for Notes B and C. Six consecutive equal monthly payments of principal will be paid starting March 31, 2000 for all three notes. All unpaid principal and interest is due September 30, 2000 for Note A and August 31, 2000 for Notes B and C. The notes are secured by 4,978,264 of the outstanding shares of the Company held by the original stockholders of Encore International, Inc. Notes B and C are secured by the Company's inventory. In connection with the loans, evidenced by Notes A, B, and C, the lenders received warrants to purchase an aggregate 3,000,000 of the Company's common shares at $.3125 per share. Two other individuals received warrants to purchase an aggregate 351,250 common shares under similar terms.

(b) Interest will be paid monthly starting April 30, 2000, and monthly principal payments of $8,333 will commence November 30, 2000. In connection with the loan agreement, the lender received a warrant to purchase 100,000 shares of the Company's common stock at $.50 per share. The note is subordinated in right of payment to Notes A, B, and C referred to above.

(c) Interest will be paid monthly starting January 31, 2000, and monthly principal payments of $16,667 will commence on July 31, 2000. In connection with the loan agreement, the lender received a warrant to purchase 200,000 shares of the Company's common stock at $.3125 per share. The note is subordinated in right of payment to Notes A, B, and C referred to above.

(d) Interest will be paid beginning on September 30, 1999, and monthly payments of principal start on March 31, 2000. The maturity date of the loan is August 31, 2000. The payment of principal and interest is subordinated to all payments of principal and interest due on Notes A, B, and C referred to above. In connection with the financing, the stockholders received warrants to purchase an aggregate of 224,000 of the Company's common shares at $.3125 per share through February 8, 2004.

The aggregate amount of maturities on long-term debt for the next five years is as follows:

     Years Ending
     October 31


     2000           $1,801,457

     2001              161,458

     2002               36,525

     2003               14,666

     2004                6,684
                     ---------
                    $2,020,790

Note 5 -  Income Taxes

The Company reports income for federal income tax purposes on a calendar year basis. At October 31, 1998, it had net operating loss carryforwards of approximately $346,000 available to it for application against future taxable income. Such carryforward was exclusive of accrued but unpaid interest expense aggregating approximately $149,000, which would become deductible when paid.

Such carryforwards are substantially limited to the Company as a result of transactions effected in November 1998, which resulted in a change in the nature of the business.

For income tax reporting purposes, costs of the Company's start-up activities are capitalized and amortized over a five-year period beginning in the month in which business began which, for income tax reporting purposes, is deemed to have been May 1999. At October 31, 1999, a net operating loss carryforward of approximately $910,000 was available to the Company for application against future taxable income. At October 31, 1999, the future tax benefit of the loss carryforward approximated $310,000, against which a full valuation allowance has been provided.

Note 6 - Commitments and Contingencies

 The Company occupies office space in Las Vegas, Nevada under a non-cancelable operating lease that is guaranteed by a stockholder and requires monthly rentals of $19,569 plus annual escalations through March 31, 2004. The Company also leases equipment and furniture under capital leases.

 Minimum future lease payments under the leases are tabulated as follows:

  Years Ending                  Operating           Capital
  October 31,                   Leases              Leases

  2000                          $   247,000         $    88,174

  2001                              260,000              74,688

  2002                              267,000              27,849

  2003                              275,000               5,029

   2004                             116,000               2,751
                                    -------              ------

 Total minimum lease payments   $ 1,165,000             198,491
                                  =========
 Less interest and other costs                           39,691
                                                        -------
 Present value of minimum
    lease payments                                      158,800

 Less:  current portion                                  62,915
                                                        -------
Long-term portion                                   $    95,885
                                                         ======

Note 7 - Subsequent Events

Pursuant to a loan agreement dated April 26, 2000, the Company entered into the following transactions:

   - The Company borrowed $415,000 commencing November 16, 1999, the date of the first advance. Interest is at 10% per annum and will be paid monthly starting June 30, 2000, and monthly principal payments of $69,167 start December 31, 2000 with a maturity date of May 31, 2001. In connection with the loan agreement, the lenders received warrants to purchase 4,150,000 shares of the Company's common stock at $.10 per share.

   - The Company exchanged Notes A, B, and C for a new promissory note in the amount of $1,500,000. All unpaid principal and interest accruing on and after April 1, 2000 at 10% per annum will be due and payable on September 30, 2000. The note is secured by 4,978,264 shares of the outstanding shares of the Company held by the original stockholders of Encore International, Inc. and all products held by the Company for resale. In connection with the new loan, the original warrants held by the lenders will be exchanged for a new class of warrants which will allow the holder to purchase 7,500,000 shares at $0.10 per share for a period of one year commencing April 1, 2000 and at $0.20 per share for the following four years. In addition, the lenders received 1,384,196 shares as payment for the unpaid accrued interest of $138,419 due on March 31, 2000 on the original Notes A, B, and C.

   - The Company exchanged 351,250 shares of common stock for the same number of warrants held by the two individuals described in Note 4(a).

   - The Company replaced the notes payable to stockholders for $112,000, as described in Note 4, with new notes in the same amount. The new notes require that all unpaid principal and interest accruing on and after April 1, 2000 at 10% per annum will be due and payable on September 30, 2000. The stockholders received 123,650 shares of common stock in payment for unpaid accrued interest due through March 31, 2000 from the previous issued notes. The stockholders exchanged their previously issued warrants for a new class of warrants which allow them to purchase 560,000 shares at $0.10 per share for a period of one year commencing April 1, 2000 and at $0.20 per share for the following four years.

   - The Company changed the dates of the measuring period, as defined in the Stock Exchange Agreement discussed in Note 2, to issue additional shares to the original Encore shareholders to the two twelve month periods commencing January 1, 2001 and January 1, 2002. If such shares are issued, two other individuals will receive 427,500 shares of the Company's common stock for each measuring period instead of warrants that were previously referred to in the original agreement.

An additional $50,000 note was issued in November 1999 to evidence a loan in that amount. Interest at 10% per annum, will be paid monthly starting May 31, 2000. Monthly payments of principal of $8,333 start on November 30, 2000. In connection with the note, the lender received a warrant to purchase 100,000 shares of the Company's common stock at $.50 per share. The note is subordinated in right of payments to the agreement described above.

Note 8 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred substantial losses in its development stage, and had deficiencies in both working capital and total capital at October 31, 1999.

References are made to Note 7 elsewhere herein for information as to the refinancing of existing debt obligations and additional borrowings effective subsequent to October 31, 1999.