Form 10QSB
period 2000-01-31
CONTINENTAL HERITAGE CORP
filed 2000-08-25
CIK 24055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB
   (Mark one)
      [X] Quarterly Report Pursuant to Section 13 or 15(d)  of the Securities
          Exchange Act of 1934
              For the quarterly period ended January 31, 2000
      [ ]Transition Report Pursuant to Section 13 or 15(d)  of the Securities
         Exchange Act of 1934
           For the transition period from          to

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

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,027,355 as of August 14, 2000. Transitional Small Business Disclosure Format Yes [ ] No [ ]


                   VISIONQUEST WORLDWIDE HOLDING CORPORATION
                                     INDEX

Part I - Financial Information Page

Item 1. Financial Statements                              F-1

Item 2. Management's Discussion and Analysis
        or Plan of Operation                                 1
Part II - Other Information

Item 5. Other Information                                    5

Item 6. Exhibits and Reports on Form 8-K                     5

Signatures                                                   6


Item 1: Financial Statements


                         INDEX TO FINANCIAL STATEMENTS


                                                            Page No.

Consolidated Balance Sheet (Unaudited)
 as of January 31, 2000                                      F-1

Consolidated Statements of Operations (Unaudited)
 for the three months ended January 31, 2000 and 1999        F-2

Consolidated Statements of Cash Flows (Unaudited)
 for the three months ended January 31, 2000 and 1999        F-3

Notes to Consolidated Financial Statements                   F-4


                             VISIONQUEST WORLDWIDE
                      HOLDING CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
                     Consolidated Balance Sheet (Unaudited)
                                January 31, 2000

ASSETS

Current assets:
 Cash                                                            9,211
 Inventory and deposits                                        471,434
 Prepaid expenses and other receivables                         18,333
                                                               -------
   Total current assets                                        498,978

Property assets, at cost less accumulated depreciation
 and amortization of $44,471                                   253,805

Other assets                                                    26,397
                                                               -------
   Total assets                                            $   779,180
                                                               =======

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities:
 Cash overdraft                                            $     4,561
 Accounts payable and accrued expenses                         385,432
 Current portion of long-term debt                           1,993,742
                                                             ---------
   Total current liabilities                                 2,383,735

Long-term debt, less current portion                           340,552

Commitments

Stockholders' deficiency:
 Preferred stock, $0.50 par value, 2,000,000 shares authorized;
  - 0 - shares issued and outstanding                                -
 Common stock, $0.001 par value; 150,000,000 shares
  authorized; 6,914,259 shares issued and outstanding            6,914
 Additional paid-in capital                                    732,397
 Accumulated deficit                                        (2,684,418)
                                                             ---------
   Total stockholders' deficiency                           (1,945,107 )

   Total liabilities and stockholders' deficiency          $   779,180
                                                               =======


                See notes to consolidated financiak statements.

                             VISIONQUEST WORLDWIDE
                      HOLDING CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
               Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended January 31, 2000 and 1999


                                                  2000             1999

Net sales                                      $   145,529     $         -
Cost of goods sold                                  38,343               -
   Gross profit                                    107,186               -
                                                   -------         -------
Operation expenses:
 General and administrative                        402,698         103,884
Professional fees                                   30,567          42,672
 Interest                                           59,352           6,336
 Depreciation                                       14,572             400
                                                   -------         -------
   Total operating expenses                        507,189         153,292
                                                   -------         -------
 Loss from operations                             (400,003)       (153,292)
                                                   -------         -------
Discontinued operations:
 Income from discontinued operations                     -          13,370
 Gain on disposal of discontinued operations
  (net of income taxes of $31,000)                       -          96,978
                                                   -------         -------
   Income from discontinued operations                   -         110,348
                                                   -------         -------
Net loss                                       $  (400,003)    $   (42,944)
                                                   =======          ======
Per share data:
 Basic:
  Loss from operations                         $     (0.06)    $     (0.03)
  Discontinued operations:
   Income from discontinued operations                   -               -
   Gain on disposal of discontinued operations           -            0.02
                                                      ----            ----
  Net loss                                     $     (0.06)    $     (0.01)

 Diluted:

  Loss form operations                         $     (0.06)    $     (0.03)
  Discontinued operations:
   Income from discontinued operations                   -                     -
   Gain on disposal of discontinued operations           -            0.02
                                                      ----            ----
   Net loss                                    $     (0.06)    $     (0.01)
                                                      ====            ====
Weighted average number of common shares
 outstanding:
  Basic                                        $ 6,914,259     $ 6,873,860
                                                 =========       =========
  Diluted                                      $ 6,914,259     $ 6,873,860
                                                 =========       =========

                See notes to consolidated financial statements.

                             VISIONQUEST WORLDWIDE
                      HOLDING CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
               Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended January 31, 2000 and 1999


                                                  2000           1999

Net loss                                       $  (400,003)    $   (42,944)
Adjustments to reconcile net loss to
 net cash  used in operating activities:
  (Income) from discontinued operations                  -        (110,348 )
  Depreciation and amortization                     14,572             400
  Increase in inventory and deposits               (35,281)              -
  Decrease in prepaid expenses and other
   receivables                                       6,590               -
  Decrease in cash overdraft                        (4,377)              -
  Increase in accounts payable and accrued
   expenses                                        116,785         119,347
                                                   -------         -------
   Net cash used in operating activities          (301,714)        (33,545)
                                                   -------         -------
Investing activities:
 Purchase of property assets                        (2,779)              -
                                                   -------          ------
   Net cash used in investing activities            (2,779)              -
                                                   -------          ------
Financing activities:
 Proceed from borrowings                           329,500          19,582
 Payments on long-term debt                        (15,996)              -
                                                   -------          ------
   Net cash provided by financing activities       313,504          19,582
                                                   -------          ------
Cash (used in) discontinued operations                   -         (26,710)
                                                   -------          ------
Increase (decrease) in cash                          9,011         (40,673)

Cash beginning of period                               200          40,673
                                                   -------          ------
Cash end of period                             $     9,211     $         -
                                                     =====          ======
Supplementary cash flow disclosure:
 Interest paid                                 $     8,109     $       913
                                                     =====          ======

Taxes paid                                     $         -     $         -
                                                     =====          ======

                See notes to consolidated financial statements.

                             VISIONQUEST WORLDWIDE
                      HOLDING CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
                   Notes to Consolidated Financial Statements
                                January 31, 2000


Note 1 - General

 The consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany items and transactions have been eliminated in consolidation. Such financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended October 31, 1999.

 In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations for the three months ended January 31, 2000, are not necessarily indicative of results for the year ending October 31, 2000.


Note 2 - Long-term Debt

 At January 31, 2000, long-term debt consisted of the following pursuant to loan agreements dated April 26, 2000:

 10% note payable - investors                        (a)  $ 1,500,000
 10% note payable - investors                        (b)      279,500
 10% note payable - individual                       (c)       50,000
 10% note payable - individual                       (d)       50,000
 10% note payable - retirement trust                 (e)      100,000
 10% note payable - stockholder                      (f)      112,000
 10% demand notes payable - stockholders                       48,133
 Capital lease obligations with interest at 6.7% to 33.7%     145,740
 Other                                                         48,921
                                                            ---------
                                                            2,334,294

 Current maturities                                         1,993,742
                                                            ---------
                                                          $   340,552
                                                              =======

                See notes to consolidated financial statements.

                             VISIONQUEST WORLDWIDE
                      HOLDING CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
             Notes to Consolidated Financial Statements (Continued)
                                January 31, 2000


Note 2 - Long-term Debt (Continued)

(a) All unpaid principal and interest accruing on and after April 1, 2000 at 10% per annum will be due and payable on September 30, 2000. The note is secured by 4,978,264 shares of the outstanding shares of the Company and all products held by the Company for resale. In connection with the loan, the lenders received warrants to purchase 7,500,000 shares at $0.10 per share for a period of one year commencing April 1, 2000 and at $0.20 per share for the following four years. In addition, the lenders received 1,384,196 shares as payment for the unpaid accrued interest of $138,419 due on March 31, 2000.

(b) The Company borrowed $415,000 commencing November 16, 1999, the date of the first advance. Interest is at 10% per annum and will be paid monthly starting June 20, 2000, and monthly principal payments of $69,167 start December 31, 2000 with a maturity date of May 31, 2001. In connection with the loan agreement, the lenders received warrants to purchase 4,150,000 shares of the Company's common stock at $0.10 per share.

(c) Interest will be paid monthly starting April 30, 2000, and monthly principal payments of $8,333 will commence November 30, 2000. In connection with the loan agreement, the lender received a warrant to purchase 100,000 shares of the Company's common stock at $0.50 per share. The note is subordinated in right of payment to the notes described in (a) and (b) above.

(d) Interest at 10% per annum, will be paid monthly starting May 31, 2000. Monthly payments of principal of $8,333 start on November 30, 2000. In connection with the note, the lender received a warrant to purchase 100,000 shares of the Company's common stock at $0.50. The note is subordinated in right of payment to the notes described in (a) and (b) above.

(e) Interest will be paid monthly starting January 31, 2000, and monthly principal payments of $16,667 will commence on July 31, 2000. In connection with the loan agreement the lender received a warrant to purchase 200,000 shares of the Company's common stock at $0.3125 per share. The note is subordinated in right of payment to the notes described in (a) and (b) above.

(f) All unpaid principal and interest accruing on and after April 1, 2000 will be due and payable on September 30, 2000. The stockholders received 123,650 shares of common stock in payment for unpaid accrued interest due through March 31, 2000 from previously issued notes. The stockholders received warrants which allow them to purchase 560,000 shares at $0.10 per share for a period of one year commencing April 1, 2000 and at $0.20 per share for the following four years.

                See notes to consolidated financial statements.

                             VISIONQUEST WORLDWIDE
                      HOLDING CORPORATION AND SUBSIDIARIES
                   Formerly Continental Heritage Corporation
             Notes to Consolidated Financial Statements (Continued)
                                January 31, 2000


Note 3 - Development Stage Company

 The Company was in the development stage through October 31, 1999. The year ending October 31, 2000 is the first year during which it is considered an operating company.


Note 4 - Going Concern

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred substantial losses and had deficiencies in both working capital and total capital at January 31, 2000.

 In view of these matters, realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and upon its ability to successfully promote and market its products. These factors raise substantial doubt about the Company's ability to continue as a going concern.

See notes to consolidated financial statements.

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


The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item 1 and the Notes thereto appearing elsewhere in this Form 10-QSB, and the Company's audited Financial Statements appearing in the Company's 1999 Annual Report on Form 10-KSB

No discussion or comparison with the three month period ended January 31, 1999 is included because the Company's previous business, which has been discontinued, and the new business are so dissimilar, no comparison is possible at this time.

After consummation of the acquisition of Encore International, Inc. ("Encore") during November 1998, and Encore's subsequent merger with VisionQuest Worldwide, Inc., the Company initiated and began operating its marketing program though a national network of distributors. The VisionQuest Marketing Program was developed by the officers of the Company who believe that the program illustrates a comprehensive understanding of the network marketing industry. The Company intends to align its product line with future health and business trends, as those trends are identified through research and other means.

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

In October 1999, the Company launched a stock incentive program for its Team Members based on sales production, and has extended the program through March 31, 2000 and will likely offer the program as an incentive on a periodic basis. There are 300,000 shares of the Company's common stock reserved for issuance under the incentive program.

The Company has applied for membership in the prestigious Direct Selling Association (DSA). Acceptance as a member in the DSA may take up to one full year. This membership will provide added credibility to the Company's business as well as the opportunity for the Company to be better informed of changes in regulatory guidelines affecting the direct selling industry.

The Company's assets include approximately $1,506,826 as of July 31, 2000 in product and sales material inventory at wholesale or distributor purchase price.
                                       [1]

In the Company's original business plan, it was estimated that it would require approximately $1,500,000 in funding requirements and a year of operations before the Company could show a net bottom line profit. The Company now anticipates that it will require additional capital within the next 12 months to meet its loan obligations and other needs described in the next two paragraphs. The Company will continue to investigate opportunities for additional investor funding. It anticipates that any additional investor funding will be in exchange for stock and/or warrants to purchase stock.

Although efforts are underway, the Company has only made current arrangements for a small amount of additional financing and there can be no assurance that full amount of financing will be available to us on commercially reasonable terms. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company, including possibly requiring it to curtail or cease operations. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing stockholders could be substantially diluted. The dilution is the result of the difference between the net tangible book value per share of common stock if any, before the sale of any additional shares and the price per share attributable to the shares of common stock.

In addition to the funding requirements described in the next paragraph, the Company's obligations with respect to $2,275,133 of debt will become due within the next 18 months. Upon maturity of this indebtedness, the Company will require $2,275,133 in funds to meet its obligations under these loans. Unless the Company is able to renegotiate all or some of the loans or secure new financing, it will not be able to meet its obligations and will not be able to continue its operations.

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

Over the last few months the Company has been negotiating for the rights to market an extensive new line of products including Hair Care, Skin Care and a variety of complementary nutritional products. In addition, these negotiations should bring VisionQuest some of the distributors who formerly marketed these products, expanding our sales organization.

The Company is confident that with the anticipated additional capital, it can enter into a growth period which will allow the Company to become financially self sufficient. The Company has completed the development of an entire E-business package including customizable web-sites, ISP services and Long Distance telecommunications services. This package, marketed under the name VisionWorks, was strategically designed to allow every VisionQuest distributor to take advantage of major market trends in the Internet and telecommunications businesses and will provide for the Company to more aggressively pursue expanding into international markets.

1999 Private Financings

On February 9, 1999, the Company completed a loan agreement (the "Loan Agreement") with a group of investors (the "Investors") wherein it received $1,000,000 (the "1999 Loan"). The Loan Agreement provided that an additional $500,000 could be borrowed if management determined that such additional funds were required for the operation of the business. The 1999 Loan is evidenced by a $1,000,000 promissory note dated February 12, 1999, the date of the first draw under the Loan Agreement, which note bears interest at 10% per annum. The note matures on
                                      [2]

August 31, 2000. The Investors also received Class A Warrants entitling them to purchase an aggregate of 2,000,000 shares of the Company's Common Stock. The Class A Warrants are exercisable at $.3125 per share and expire five years from February 9, 1999. Class A Warrants for the purchase of an aggregate of 351,250 shares of the Company's common stock were also issued to Gerald M. Holland and Damaso Saavedra, who are two individuals who r epresented the Investors in the negotiations with the Company which Class A Warrants were those the Investors would have otherwise received.

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

Under the terms of the Exchange Agreement by which the Company acquired Encore, the Company agreed to issue an additional 1,000,000 shares of the Company's Common Stock to Steve Gould, Robert Bray, Lee Kaplan and Gerald M. Holland (the "Shareholders") if the consolidated net revenues of the Company are at least $8,000,000 for the twelve (12) month period commencing March 1, 1999 (the "Year 1999 Additional Shares") and an additional 1,000,000 shares if the consolidated net revenues of the Company are at least $15,000,000 (on a non-cumulative basis) for the twelve (12) month period commencing March 1, 2000 (the "Year 2000 Additional Shares"). The Loan Agreement provided that in the event that the Shareholders were entitled to receive the Year 1999 Additional Shares, Class B Warrants for the purchase of an aggregate of 427,500 additional shares of the Company's Common Stock would be issued to Gerald M. Holland and Damaso Saavedra. The Class B Warrants are exercisable at $.3125 per share and expire five years from March 1, 2000. In the event that the Shareholders were entitled to receive the Year 2000 Additional Shares, Class C Warrants for the purchase of an aggregate of 427,500 additional shares of the Company's Common Stock would be issued to Gerald M. Holland and Damaso Saavedra. The Class C Warrants are exercisable at $.3125 per share and expire five years from March 1, 2001. The revenue goal for the year commencing March 1, 1999 was not met and the Year 1999 Additional Shares were not required to be issued.

On October 1, 1998, prior to the Company's acquisition of Encore International, Inc., Encore executed and delivered promissory notes in the amount of $56,000 each to Steve Gould and Lee Kaplan to evidence its debt for funds advanced to initiate the business of Encore. Such notes bore interest at the rate of 6% per annum and were to mature on September 30, 1999. Under the terms of the Loan Agreement with the Investors, both Messrs. Gould and Kaplan agreed to accept replacement notes which provide that no payment of interest or principal on such replacement notes may be made to them unless all payments of principal and interest due at that time on the promissory notes delivered to the Investors shall have been made. The replacement notes delivered by the Company to Messrs. Gould and Kaplan bear interest at a rate of 10% per annum and mature August 31, 2000. In consideration for their accepting the replacement notes, Messrs. Gould and Kaplan each received Class A Warrants to purchase 1 12,000 shares of Company's Common Stock. Such Class A Warrants are on the same terms and conditions as the Class A Warrants issued to the Investors pursuant to the Loan Agreement.

In 1999, the Company also received an aggregate of $200,000 in loans in transactions with three private individuals. In connection with these transactions, the Company issued three subordinated promissory notes in the amounts of $100,000, $50,000 and $50,000, bearing interest at a rate of 10% per annum. The notes mature on December 31, 2000, April 30, 2001 and May 31, 2001, respectively . These three investors also received Class A Warrants entitling them to
                                      [3]
purchase 200,000 shares, 100,000 shares and 100,000 shares, respectively, of the Company's Common Stock. The Class A Warrants are exercisable at $.3125 per share, $.50 per share and $.50 per share, respectively; and expire five years from the date of issuance.


2000 Private Financings

In February 2000, the Company sold 1,000,000 shares of its Common Stock to one individual for the sum of $100,000. During the period commencing February 2000 through June 2000, the Company sold 1,050,000 shares of its common stock to various persons for the aggregate sum of $210,000 or $.20 per share.

On April 26, 2000, the Company executed Loan Agreement No. 2 with 10 private investors, which included the original investors in the February 9, 1999 Loan Agreement and Messrs. Damaso Saavedra, Gould and Kaplan (all of whom are collectively referred to as the "New Investors"), evidencing a loan for the sum of $415,000 (the "$415,000 Loan"). The $415,000 Loan is evidenced by a promissory note dated November 16, 1999, the date of the first advance, and provides for payment of interest at the annual rate of 10% commencing monthly on June 30, 2000 and six equal payments of principal commencing December 31, 2000. The note matures on May 31, 2001. The New Investors also received Class D Warrants entitling them to purchase an aggregate of 4,150,000 shares of the Company's Common Stock. The Class D Warrants are exercisable at $.10 per share and expire five years from April 1, 2000.

In connection with $415,000 Loan, the Company and the New Investors agreed to certain modifications of the 1999 Loan. All interest accrued through March 31, 2000, totaling $138,419.20, on the $1,000,000 note, the $200,000 note and the
$300,000 note was converted into the Company's Common Stock at a rate of $.10 per share or a total of 1,384,192 shares. The $1,000,000 note, the $200,000 note and the $300,000 note were exchanged for one note in the amount of $1,500,000 dated April 1, 2000 and which matures on September 30, 2000. Additionally, the interest due to Messrs. Kaplan and Gould under each of their $56,000 promissory notes from the Company or $6,382.48 was converted into 63,825 shares of the Company's Common Stock and new Subordinated Notes were issued to each, such notes bearing interest at 10% per annum and maturing on September 30, 2000.

The Class A warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock which were issued in the 1999 Loan were cancelled and in exchange therefor the Company issued Class E warrants to purchase an aggregate of 7,500,000 shares which Class E warrants have an exercise price of $.10 per share during the first year of the warrant's five-year term and $.20 per share during the remaining four years of the warrants' term. In addition, Loan Agreement No. 2 provided for the warrants for the purchase of 112,000 shares of the Company's common stock which were issued to each of Messrs. Gould and Kaplan in connection with the 1999 Loan to be cancelled and exchanged for Class E warrants at the same ratio of 2.5 Class E warrants for each Class A warrant. Also as part of the $415,000 Loan, Class A warrants for the purchase of an aggregate of 351,250 shares of common stock which were issued to Gerald M. Holland and Damaso Saavedra were exchanged for common stock on a 1-for-1 basis. Also modified under Loan Agreement No. 2 was the issuance of the Year 1999 and Year 2000 Additional Shares. Under the modification, the effective dates for calculation of the Additional Shares was amended to the calendar year 2001 and the calendar year 2002. If revenues are such that the Additional Shares are required to be issued for the years 2001 and/or 2002, Messrs. Holland and Saavedra will be entitled to receive for each such year an aggregate of 427,500 shares of common stock rather than 427,500 Class B or C warrants.
                                      [4]

Use of Proceeds of 1999 and 2000 Private Financings

The majority of the proceeds of the 1999 private financings has been utilized for deposits and payments on product inventory and sales and marketing materials as well as operating capital during the Company's pre-launch phase
and initial operation period.   The proceeds from the 2000 private financings
is being used for operating capital.

The Company intends to pursue a moderately aggressive approach to building inventory and expanding its product line during the next twelve months, while maintaining some funds in reserve so that it can support the needs of the Company's Team Members in a timely manner.

PART II - OTHER INFORMATION

Item 5. Other Information

Effective July 14, 2000, Lee Kaplan resigned from the Company's Board of Directors. By unanimous vote of the remaining directors, Peter Casoria, Jr. and Damaso W. Saavedra were elected as Directors of the Company and Gerald M. Holland was elected as the new Chairman of the Board.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

27. Financial Data Schedule (for SEC use only)

Reports of Form 8-K:

None.
                                      [5]

                                   SIGNATURE
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2000.
                                  VISIONQUEST WORLDWIDE HOLDINGS CORPORATION

                                  BY:/s/ Steve Gould
                                  Steve Gould, President, Chief Executive
                                  Officer, Treasurer, Chief Financial Officer
                                  and Director