Form 10QSB
period 2000-04-30
CONTINENTAL HERITAGE CORP
filed 2000-09-06
CIK 24055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB
   (Mark one)
       [X] Quarterly Report Pursuant to Section 13 or 15(d)  of the Securities
           Exchange Act of 1934 For the quarterly period ended April 30, 2000

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes o No o

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,027,355 as of August 14, 2000.

Transitional Small Business Disclosure Format

Yes [ ]  No [ ]

                   VISIONQUEST WORLDWIDE HOLDINGS CORPORATION
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

Item 1: Financial Statements

                         INDEX TO FINANCIAL STATEMENTS
                                                                   Page No.

Consolidated Balance Sheet (Unaudited)
 as of April 30, 2000                                                  F-1

Consolidated Statements of Operations (Unaudited)
 for the three months and six months ended April 30, 2000 and 1999     F-2

Consolidated Statements of Cash Flows (Unaudited)
 for the six months ended April 30, 2000 and 1999                      F-3

Notes to Consolidated Financial Statements                       F-4 - F-6

                             VISIONQUEST WORLDWIDE
                      HOLDING CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                                 April 30, 2000
ASSETS

Current assets:
 Cash                                                     $    15,087
Inventory and deposits                                        460,118
Prepaid expenses and other receivables                         13,607
                                                              -------
   Total current assets                                       488,812

Property assets, at cost less accumulated depreciation
 and amortization of $59,044                                  240,073

Other assets                                                   26,457
                                                              -------
   Total assets                                           $   755,342
                                                              =======

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Accounts payable and accrued expenses                    $   298,150
 Current portion of long-term debt                          2,253,660
                                                            ---------
   Total current liabilities                                2,551,810

Long-term debt, less current portion                          189,786
                                                            ---------
   Total liabilities                                        2,741,596
                                                            ---------
Commitments

Stockholders' deficiency:
 Preferred stock, $0.50 par value,
 2,000,000 shares authorized;
 - 0 - shares issued and outstanding                  -
 Common stock, $0.001 par value;
 150,000,000 shares
  authorized; 9,777,355 shares issued
  and outstanding                                               9,777
 Additional paid-in capital                                 1,048,218
 Accumulated deficit                                       (3,044,249)
                                                            ---------
   Total stockholders' deficiency                          (1,986,254)
                                                            ---------
   Total liabilities and stockholders' deficiency         $   755,342
                                                              =======

                See notes to consolidated financial statements.

                             VISIONQUEST WORLDWIDE
                      HOLDING CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)


                         Three Months Ended         Six Months Ended
                               April 30                  April 30
                         2000          1999         2000          1999
Net sales                $    108,037  $         -  $   253,565   $        -
Cost of goods sold             26,729            -       65,071            -
                          -----------     --------    ---------     --------
   Gross profit                81,308            -      188,494            -
Operation expenses:

 General and
  administrative              343,778      255,533      746,476      359,416
 Professional fees             20,010       78,408       50,576      121,080
 Interest                      62,778       13,874      122,131       20,210
 Depreciation                  14,572            -       29,144          400
                              -------      -------      -------      -------
   Total operating expenses   441,138      347,815      948,327      501,106
 Loss from operations        (359,830)    (347,815)    (759,833)    (501,106)
                              -------      -------      -------      -------
Discontinued operations:
 Income from discontinued
  operations                        -            -            -       13,370
 Gain on disposal of
  discontinued
  operations
   (net of income taxes
   of $31,000)                      -            -            -       96,978
                              -------      -------      -------      -------
    Income from
     discontinued operations        -            -            -      110,348
                              -------      -------      -------      -------
    Net loss             $   (359,830) $  (347,815) $  (759,833)  $ (390,758)
                              =======      =======      =======      =======
Per share data:
 Basic:
  Loss from operations   $      (0.04) $     (0.05) $     (0.10)  $    (0.07)
  Discontinued operations:
   Income from
    discontinued operations                  -                -            -
    Gain on disposal of
     discontinued
      operations                    -            -            -         0.01
    Net loss             $      (0.04) $     (0.05)  $    (0.10)  $    (0.06)
                                 ====         ====         ====         ====
 Diluted:
  Loss from operations   $      (0.04) $     (0.05)  $    (0.10)  $    (0.07)
  Discontinued operations:
   Income from
   discontinued operations          -            -            -            -
   Gain on disposal of
   discontinued
    operations                      -            -            -         0.01
                                 ----         ----         ----         ----
    Net loss             $      (0.04) $     (0.05)  $    (0.10)  $    (0.06)
                                 ====         ====         ====         ====
Weighted average number
 of common
 shares outstanding:
  Basic                  $  8,383,212  $ 6,892,400   $7,632,414   $6,882,976
                            =========    =========    =========    =========
  Diluted                $  8,383,212  $ 6,892,400   $7,632,414   $6,882,976
                            =========    =========    =========    =========


                See notes to consolidated financial statements.

                             VISIONQUEST WORLDWIDE
                      HOLDING CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                For the Six Months Ended April 30, 2000 and 1999

                                              2000             1999

Net loss                                    $ (759,833)     $ (390,758)
Adjustments to reconcile net
 loss to net cash
  used in operating activities:
  (Income) from discontinued operations              -        (110,348)
  Depreciation and amortization                 29,144             400
  (Increase) in inventory and deposits         (23,963)       (223,823)
  Increase (decrease) in prepaid
  expenses and other  receivables               11,316         (45,930)
  (Increase) in other assets                       (61)        (26,847)
  (Decrease) in cash overdraft                  (8,938)              -
  Increase in accounts payable and
  accrued expenses                             180,686         150,717
                                               -------         -------
   Net cash used in operating activities      (571,649)       (646,589)
                                               -------         -------
Investing activities:
 Purchase of property assets                    (3,620)       (268,621)
                                                 -----         -------
   Net cash used in investing activities        (3,620)       (268,621)
                                                 -----         -------
Financing activities:
 Issuance of common stock                      167,500           5,500
 Proceeds from borrowings                      455,000         933,380
 Payments on long-term debt                    (32,344)         (1,400)
                                               -------         -------
   Net cash provided by financing activities   590,156         937,480
                                               -------         -------
Cash (used in) discontinued operations               -         (26,710)
                                               -------         -------
Increase (decrease) in cash                     14,887          (4,440)

Cash beginning of period                           200          40,672
                                                ------          ------
Cash end of period                          $   15,087      $   36,232
                                                ======          ======
Supplementary cash flow disclosure:
 Interest paid                              $   15,122      $      502
                                                ======          ======
 Taxes paid                                 $        -      $      913
                                                ======          ======

                See notes to consolidated financial statements.

                             VISIONQUEST WORLDWIDE
                      HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 April 30, 2000


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

 In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations for the six months ended April 30, 2000, are not necessarily indicative of results for the year ending October 31, 2000.

Note 2 - Long-term Debt

 At April 30, 2000, long-term debt consisted of the following:

 10% note payable - investors (a)          $ 1,500,000
 10% note payable - investors (b)              415,000
 10% note payable - individual (c)              50,000
 10% note payable - individual (d)              50,000
 10% note payable - retirement trust (e)       100,000
 10% note payable - stockholders (f)           112,000
 10% demand notes payable - stockholders        38,133
 Capital lease obligations with interest
  at 6.7% to 33.7%                             132,326
 Other                                          45,987
                                             ---------
                                             2,443,446

 Current maturities                           2,253,660
                                              ---------
  Total long-term debt                     $    189,786
                                                =======

                             VISIONQUEST WORLDWIDE
                      HOLDING CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                                 April 30, 2000


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

                             VISIONQUEST WORLDWIDE
                      HOLDING CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                                 April 30, 2000


Note 3 - Development Stage Company

 The Company was in the development stage through October 31, 1999. The year ending October 31, 2000 is the first year during which it is considered an operating company.


Note 4 - Going Concern

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred substantial losses and had deficiencies in both working capital and total capital at April 30, 2000.

 In view of these matters, realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and upon its ability to successfully promote and market its products. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Note 5 - Income Taxes

 For income tax reporting purposes, costs of the Company's start-up activities are capitalized and amortized over a five-year period beginning in the month in which business began, which, for income tax reporting purposes, is deemed to have been May 1999. At April 30, 2000, a net operating loss carryforward of approximately $1,660,000 was available to the Company for application against future taxable income. At April 30, 2000, the future tax benefit of the loss carryforward approximated $560,000, against which a full valuation allowance has been provided.

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

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's condensed consolidated unaudited Financial Statements listed in Part I, Item 1 and the Notes thereto appearing elsewhere in this Form 10-QSB, and the Company's audited Financial Statements appearing in the Company's 1999 Annual Report on Form 10-KSB

No discussion or comparison with the six month period ended April 30, 1999 is included because the Company's previous business, which has been discontinued, and its new business, which may be considered as a development stage company, are so dissimilar, no comparison is possible at this time.

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

Over the last few months the Company has been negotiating for the rights to market an extensive new line of products including Hair Care, Skin Care and a variety of complementary nutritional products. In addition, these negotiations, if successful, should result in VisionQuest acquiring some of the distributors who formerly marketed these products, expanding its sales organization. The Company expects to commence marketing these new products in September 2000.

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

Dated: August  , 2000.
                          VISIONQUEST WORLDWIDE HOLDINGS CORPORATION

                          BY:  /s/Steve Gould
                               Steve Gould, President, Chief Executive
                               Officer, Treasurer, Chief Financial Officer
                               and Director